Form 10-K
period 2019-12-31
Satsuma Pharmaceuticals, Inc.
filed 2020-03-10
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-39041

Satsuma Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3039831
(State or other jurisdiction of incorporation or organization) 400 Oyster Point Boulevard, Suite 221	(I.R.S. Employer Identification No.)
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 410-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STSA	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2019 as reported by the Nasdaq Global Market on such date, was approximately $177.4 million. The registrant has elected to use December 31, 2019, which was the last business day of the registrant’s most recently completed fiscal year, as the calculation date because on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 29, 2020, the registrant had 17,382,047 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Table of Contents

SATSUMA PHARMACEUTICALS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

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

All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward- looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Satsuma” the “Company,” “we,” “us,” and “our” refer to Satsuma Pharmaceuticals Inc.

PART I

ITEM 1. BUSINESS

Overview

BUSINESS

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which can be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. We have completed a Phase 1 clinical trial in 42 healthy volunteers, in which STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a favorable safety and tolerability profile. In July 2019, we initiated our Phase 3 EMERGE efficacy trial of STS101 and expect to report topline data in the second half of 2020.

Migraine is a chronic and debilitating neurological disorder characterized by attacks of often severe headache and accompanying neurological symptoms lasting four to 72 hours. More than 90% of individuals suffering from migraine attacks are unable to work or function normally during a migraine attack, with many experiencing comorbid conditions such as depression, anxiety and insomnia. Failure to effectively treat migraine attacks can lead to disease progression, increased frequency of attacks and greater migraine-related disability.

Based on reported prevalence data, approximately 39 million individuals in the United States and over 100 million individuals in Europe suffer from migraine. Migraine is most prevalent among adults ages 18 to 44 and disproportionately affects women over men on a three-to-one basis. With a global prevalence of greater than one billion, migraine ranks as the world’s third most prevalent illness, the sixth highest specific cause of disability worldwide, and the leading cause of disability in people under 50 years of age. In addition, migraine is the second leading cause of disability worldwide in terms of number of years lost to disability. It has been estimated that migraine results in up to $36 billion in healthcare and lost productivity costs and up to 157 million lost workdays annually in the United States. Despite its high prevalence and burden, migraine remains a highly underdiagnosed and undertreated illness due to lack of awareness, stigma and the inherent limitations of currently available therapies.

Acute treatments are categorized as non-specific therapies, including nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and migraine-specific therapies, such as triptans and ergot alkaloids (including DHE-based products). In addition, two new migraine-specific acute treatments were approved in late 2019 by the U.S. Food and Drug Administration (FDA): lasmiditan, an oral 5HT1F agonist; and ubrogepant, an oral calcitonin gene-related peptide (CGRP) antagonist. In 2018, more than 15 million prescriptions for migraine-specific acute therapies were written in the United States. This figure excludes prescriptions for non-specific therapies and therefore likely significantly understates the total number of prescriptions written for the acute treatment of migraine. Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for over 90% of migraine-specific acute therapy prescriptions. However, triptans have been reported to have a number of shortcomings, including that they have inconsistent efficacy across patients and migraine types, require early treatment, cause various side effects, may cause medication overuse headache, or MOH, and have slow and variable onset of action and short duration of effect that necessitates retreatment. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant clinical advantages over other therapeutics, including triptans, for many patients. However, approved DHE products have drawbacks that have resulted in limited clinical use. For instance, injectable DHE, while effective, has invasive administration requirements, and in the case of intravenous (IV) delivery, generally must be administered by a healthcare provider, typically in the hospital or clinic setting, requires specialized equipment and may often result in side effects, in particular, nausea and vomiting. Similarly, intramuscular (IM) and or subcutaneous (SC) injections are invasive, require administration via injection by the patient, caregiver or healthcare provider and patients typically prefer non-injectable therapies. In addition, DHE liquid nasal sprays have complex, time-consuming and burdensome administration, as well as high variability and slow absorption that may result in inconsistent and sub-optimal clinical performance. Further, due to DHE’s low oral bioavailability, there are no approved oral DHE products in the United States.

STS101 was designed to be a reliable and convenient DHE product capable of delivering the clinical advantages of DHE while overcoming the shortcomings of existing DHE products. STS101 has a number of key attributes that we believe may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance and thereby facilitate broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. Key STS101 attributes include:

•

Targeted plasma concentrations rapidly achieved and sustained. In our Phase 1 clinical trial, administration of STS101 resulted in achievement within 10 minutes of a mean DHE plasma concentration of 1.0 ng/ml, which we estimate is the minimum threshold concentration necessary for therapeutic response to DHE. In addition, DHE exposure (plasma concentration over time expressed as area-under-curve) following STS101 administration at all times exceeded that for Migranal DHE mesylate liquid nasal spray 2.0 mg, which is the only DHE product marketed in the United States that has been approved by the FDA based upon demonstration of efficacy and safety in clinical studies. Further, DHE exposure following STS101 administration was similar to or greater than DHE exposures reported with DHE mesylate IM injection, which is marketed in the United States but has not been approved by the FDA based on demonstration of efficacy, and DHE administered via pulmonary inhalation (MAP0004), which met all four of its primary efficacy endpoints in a large Phase 3 clinical trial, but was later discontinued and has not been approved by the FDA. For instance, although peak DHE plasma concentration following administration of STS101 5.2 mg did not reach peak concentration levels associated with IV or IM delivery of DHE, DHE exposure was approximately 83% of that achieved with a DHE mesylate IM injection in our Phase 1 clinical trial.

•

Low variability. In our Phase 1 clinical trial, STS101 demonstrated significantly lower variability in peak DHE plasma concentration and DHE exposure as compared to Migranal® DHE mesylate liquid nasal spray, which may lead to more reliable clinical performance.

•

Quick and convenient self-administration. STS101 utilizes a convenient, patient-friendly, single-use, nasal delivery device designed to enable self-administration of a full dose of DHE into a single nostril in a matter of seconds.

•

Well tolerated. In our Phase 1 clinical trial, all treatments were well tolerated, all adverse events were mild and transient, and no subject withdrew from the trial due to an adverse event. Moreover, STS101 did not exhibit the rapid and high peak concentration associated with IV delivery of DHE, which may often result in side effects, in particular, nausea and vomiting.

We believe the foregoing attributes of STS101 could lead to it having a favorable therapeutic response profile as compared to IV, IM or SC delivery of DHE and Migranal DHE mesylate liquid nasal spray. The faster a DHE product can produce the threshold DHE plasma concentration necessary for a therapeutic response, the more quickly following administration it may be able to achieve a therapeutic response. At the same time, we believe that rapid and high peak DHE plasma concentrations that greatly exceed the threshold therapeutic level may result in adverse side effects. For example, IV delivery of DHE has demonstrated peak DHE plasma concentrations of 50 ng/ml or more within several minutes of administration, and is reported to more frequently result in side effects (including nausea and vomiting, increases in blood pressure, flushing, dizziness, extremity pain, and abnormal skin sensations) than delivery of DHE by other routes of administration, such as IM or SC injection, nasal or pulmonary, which exhibit much lower peak DHE plasma concentrations that generally have not been reported to exceed approximately 3 to 4 ng/ml. Based on published DHE PK and clinical efficacy trial data relating to DHE plasma concentrations and clinical efficacy and safety data of different DHE doses, we estimate that 1.0 ng/ml is the threshold concentration necessary for therapeutic response to DHE. As demonstrated in Part 2 of our Phase 1 clinical trial, administration of STS101 5.2 mg and DHE mesylate IM injection resulted in DHE plasma concentrations rising rapidly, with mean concentrations exceeding 1.0 ng/ml at 10 minutes and 5 minutes after dosing, respectively. While, STS101’s peak DHE plasma concentration (approximately 2.2 ng/ml) did not exceed the peak DHE plasma concentration of DHE mesylate IM injection (approximately 3.3 ng/ml), DHE exposure following administration of STS101 5.2 mg was approximately 83% of that achieved with a DHE mesylate IM injection. In contrast, the mean maximum DHE plasma concentration after Migranal DHE mesylate liquid nasal spray administration did not reach 1.0 ng/ml.

While subjects treated with STS101 5.2 mg reported a higher frequency of nasal adverse events than those treated with DHE mesylate IM injection or Migranal DHE mesylate liquid nasal spray, all adverse events were mild and transient, and subjective nasal symptom severity scores self-reported by subjects were very low, with all nasal symptom severity scores averaging less than five on a zero to one hundred scale in which zero represents absence of the symptom and one hundred represents presence of the symptom with the worst imaginable severity. Subjective nasal symptom severity scores self-reported in Part 1 of our Phase 1 clinical trial by subjects treated with STS101 1.3 mg and 2.6 mg were negligible. As a result, we do not believe the tolerability of STS101 should present a barrier to patient adoption or use, if approved.

In July 2019, we initiated our Phase 3 EMERGE efficacy trial of STS101, a multi-center, single-dose, randomized, double-blind, placebo-controlled, parallel group study in approximately 1,140 migraine patients, and we expect to report topline data in the second half of 2020. In our EMERGE trial, STS101 will be self-administered by patients to treat a single migraine attack and the two co-primary endpoints to be assessed at two hours after STS101 administration are freedom from pain and freedom from most bothersome symptom. In addition, we expect to prospectively evaluate a number of secondary endpoints and the performance of STS101 in a number of patient subgroups that could enhance the differentiated clinical profile of STS101. After the completion of our Phase 3 EMERGE efficacy trial, we plan to initiate a 12-month safety trial of STS101, with a new drug application, or NDA, filing with the FDA, anticipated by the end of 2021.

Our management team has extensive pharmaceutical industry experience in drug development, regulatory approval, manufacturing, reimbursement, commercialization and finance from their prior roles at other pharmaceutical and biotechnology companies, including ALZA, AstraZeneca, Athena Neurosciences, Elan Pharmaceuticals, GlaxoSmithKline, Ilypsa, Immunex, Jazz Pharmaceuticals, Johnson & Johnson, Pearl Therapeutics, Protagonist Therapeutics, Relypsa, Roivant Sciences, and Wyeth Laboratories. Collectively, our management team has materially contributed to the clinical development, registration and/or commercialization of over 50 approved drug products, including 15 drug-device combination products, 13 of which are delivered via inhalation.

Our Strategy

Our strategy is to develop and commercialize STS101 and address the significant unmet medical needs of a large number of people with migraine. Key elements of our strategy include:

•

Advance STS101 through clinical development and regulatory approval for the acute treatment of migraine. In July 2019, we initiated our Phase 3 EMERGE efficacy trial, with a target enrollment of 1,140 patients. We expect to report topline data from this trial in the second half of 2020. We expect to commence a 12-month safety trial in the third quarter of 2020, with an NDA filing anticipated by the end of 2021.

•

Commercialize STS101 in the United States. If approved, we plan to commercialize STS101 in the United States by building a specialized sales organization focusing on headache specialists, as well as general neurologists and primary care physicians who are high prescribers of migraine therapeutics.

•

Pursue market opportunities for STS101 outside the United States with one or more partners. We believe there is a significant market opportunity for STS101 in markets outside the United States. To address these markets, we plan to seek one or more ex-U.S. partners who can commercialize STS101.

•	Maximize commercial potential of STS101. We may conduct additional clinical trials and consider additional headache indications for STS101 to maximize its commercial potential.

Migraine Overview

Migraine is a chronic and debilitating neurological disorder characterized by attacks of often severe headache and accompanying neurological symptoms lasting four to 72 hours. More than 90% of individuals suffering from migraine are unable to work or function normally during a migraine attack, with many experiencing comorbid conditions such as depression, anxiety and insomnia. Failure to effectively treat migraine attacks can lead to disease progression, increased frequency of attacks and greater migraine-related disability. Migraine is often accompanied by one or more of the following disabling symptoms:

•	extreme sensitivity to light, sound, touch or smell;
•	nausea and/or vomiting;
•	dizziness;
•	visual disturbances;
•	tingling or numbness in the extremities or face; and
•	neck pain.

Based on reported prevalence data, approximately 39 million individuals in the United States and over 100 million individuals in Europe suffer from migraine. Migraine is most prevalent among adults ages 18 to 44 and disproportionately affects women over men on a three-to-one basis. With a global prevalence of greater than one billion, migraine ranks as the world’s third most prevalent illness, the sixth highest specific cause of disability worldwide, and the leading cause of disability in people under 50 years of age. In addition, migraine is the second leading cause of disability in terms of number of patient-years lost to disability. It has been estimated that migraine results in up to $36 billion in healthcare and lost productivity costs and up to 157 million lost workdays annually in the United States. In 2018, more than 15 million prescriptions for migraine-specific acute therapies were written in the United States. This figure excludes prescriptions for non-specific therapies, such as NSAIDs and acetaminophen, and therefore likely significantly understates the total number of prescriptions written for the acute treatment of migraine.

The underlying causes of migraine are not well understood; however, both genetics and environmental factors appear to be relevant. Further, the underlying biology of migraine is complex and multifactorial, and it is believed that migraine susceptibility arises from genetic predisposition to generalized neuronal hyperexcitability. During a migraine attack, hyperexcitable neurons cause the release of various vasoactive, pro-inflammatory and neuroactive substances, including calcitonin gene-related peptide (CGRP), substance P, histamine, inducible nitric oxide synthase (iNOS), cyclooxygenase-2 (COX-2) and serotonin, leading to vasodilation, neurogenic inflammation and neurological symptoms, including headache and pain.

Migraine treatment can generally be categorized as either acute or preventive. Treatment guidelines indicate that all patients should be offered acute treatment, which is focused on stopping the migraine attack quickly and restoring the patient’s ability to function with minimal side effects. In addition to receiving acute treatments, a subset of patients (typically those with more severe and/or frequent migraine attacks) may also receive preventive treatment, which is focused on reducing the frequency, duration or severity of migraine attacks or the associated disability caused by such attacks. Historically, preventive therapies, such as anti-convulsants, beta blockers and onabotulinumtoxinA injections, have lacked strong efficacy for many patients, have been associated with significant side effects or required burdensome administration. The recent introduction of anti-CGRP antibodies as a new class of preventive therapy is raising awareness of the treatment opportunities in migraine and may lead to an increase in the number patients being diagnosed and treated for migraine. However, these new therapies do not alleviate the need for acute therapies, as such products on average result in patients experiencing a reduction of only two migraine days per month. Despite its high prevalence and burden, migraine remains a highly underdiagnosed and undertreated illness due to lack of awareness, stigma and the inherent limitations of currently available therapies.

Current Acute Treatment Paradigm

Patients typically seek acute treatment for migraine to relieve pain and associated symptoms. The current treatment guidelines from the American Headache Society define the five goals of acute therapy as:

•	Rapid and consistent freedom from pain and associated symptoms without recurrence;
•	Restored ability to function;
•	Minimal need for repeat dosing or rescue medications;
•	Optimal self-care and reduced subsequent use of resources (e.g., emergency room visits, diagnostic imaging, healthcare provider and ambulatory infusion center visits); and
•	Minimal or no side effects.

Acute treatments are typically administered orally, via injection or nasally. Orally-administered acute treatments have significant limitations, including relatively slow onset of effect due to the time required for absorption of the drug from the gastrointestinal tract following ingestion. During a migraine attack, absorption of orally-administered treatments can be delayed due to gastric stasis, which commonly occurs in people with migraine both during and between attacks. In addition, orally-administered acute treatments are inappropriate for the many migraine patients who experience significant nausea or vomiting with their attacks or who have trouble swallowing orally-administered medications. Injectable therapies, while often offering the fastest means of achieving therapeutic blood levels of the administered drug product, often require the involvement of a healthcare provider, can be difficult to self-administer and typically result in greater side effects than non-injectable therapies. As a result, patients generally prefer non-injectable therapies over injectable therapies. While nasal administration of acute treatments has the potential to address certain of these limitations by facilitating rapid absorption of drug from the linings of the nasal passages into the bloodstream while simultaneously limiting side effects, currently available and development-stage nasally-administered acute treatments have drawbacks and limitations. These drawbacks and limitations may include one or more of the following:

•	Efficacy that is comparable or only incrementally better than orally-administered acute treatments;
•

Partial or variable absorption in the nose, with the remaining fraction of drug delivered into the nasal passage, running down the back of the throat, being swallowed and subsequently absorbed in the gastrointestinal tract;

•	Variable pharmacokinetics (PK), resulting in inconsistent and sub-optimal clinical performance and perceived lack of reliability;
•	For liquid nasal spray formulations, the administered drug product often drips out of the nose and runs-off down the back of throat, which can result in unpleasant taste;
•

Non-intuitive and cumbersome administration procedures, including the need for assembly, priming and multiple administrations (sprays or insufflations) over time in order to deliver a full dose. For example, this is the case with Migranal DHE mesylate liquid nasal spray, for which the self-administration procedure requires four sprays, one in each nostril initially, followed by an additional spray in each nostril 15 minutes later, to administer a full dose; and

•	Large size, which reduces practicality of transport for patients and ability to discreetly self-administer.

Acute treatments are categorized as non-specific therapies, including NSAIDs and acetaminophen, and migraine-specific therapies, such as triptans and ergot alkaloids (including DHE-based products), as well as oral CGRP antagonist and oral 5HT1F antagonist products recently approved by the FDA. Non-specific therapies are generally recommended for the acute treatment of migraine with mild to moderate pain, and migraine-specific therapies are generally recommended for the acute treatment of migraine with moderate to severe pain. However, none of the currently available treatment options adequately achieve the acute treatment goals for a significant percentage of migraine patients.

Triptans

Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for over 90% of migraine-specific acute therapy prescriptions, or more than 14 million prescriptions in the United States in 2018. Triptans are serotonergic agonists, typically with selective activity on a limited number of serotonergic receptors, including the 5-HT1B and 5-HT1D receptors. While widely prescribed, triptans have been reported to have low treatment persistence, with up to 66% of patients never refilling their initial triptan prescriptions. A substantial majority of patients who discontinue triptans cite a lack of efficacy and side effects as the reasons for discontinuation. Triptans have been reported to have a number of shortcomings, including the following:

•

Inconsistent and sub-optimal efficacy. Approximately 40% of migraine patients do not respond to oral triptan therapy (assessed based on pain relief at two hours from the administration of treatment) and up to 80% do not achieve sustained freedom from pain. In addition, triptans have been reported to have poor effectiveness in multiple common migraine types, including migraine with allodynia (painful touch), migraine with aura (visual or olfactory disturbance), prolonged migraine, menstrual-related migraine, migraine with multiple recurrences, severe migraine, and migraine upon awakening.

•

Side effects and medication overuse headache. Triptans may produce unpleasant “triptan sensation” side effects, including tightening of the throat, chest, neck and limbs with paresthesias, or tingling, and hot or cold sensations. In addition, triptans have the potential to cause MOH, which can require inpatient detoxification and significantly complicate migraine management. As a result, triptans carry a label warning against use on 10 or more days per month.

•

Requirement for early treatments. While triptans have been shown to be more effective when taken early in the course a migraine attack, the opportunity for early treatment has been estimated to exist in only 50% of all migraine attacks. Moreover, migraine patients often wait to treat following the onset of a migraine attack due to uncertainty with respect to the peak severity of a particular migraine attack, concern over side effects or dosing limitations, or inability to treat early (for instance, in cases of migraine upon awakening). In one published study, 79% of patients experienced freedom from pain when attacks were treated within one hour of pain onset, but only 21% experienced freedom from pain when attacks were treated four hours after the onset of pain. As a result, many patients may not fully benefit from triptan therapy.

•

Slow and variable onset of action and short duration of effect. With oral and nasal triptan therapies, the onset of pain relief tends to be relatively slow and variable due to inconsistent systemic absorption via oral and nasal routes of administration.

•

Recurrence within 24 hours. Migraine recurrence within 24 hours occurs in up to 45% of attacks treated with triptans, resulting in the need for rescue medication and/or re-treatment. Published studies have reported that recurrence of migraine, or the recurrence within 24 hours of an effectively treated migraine, is a common reason given for dissatisfaction among people with migraine and is reported to be a significant unmet need with current acute treatments.

DHE

DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine. DHE has broader pharmacological activity than triptans across multiple receptor types, including serotonergic, adrenergic and dopaminergic receptors, represses CGRP release, and is thought to inhibit neuroinflammation and central sensitization via adrenergic receptors. In addition, DHE has a long pharmacodynamic half-life thought to be attributed to slow receptor dissociation. Because of its differentiated clinical attributes, many headache specialists consider DHE to be a preferred treatment for many difficult-to-treat migraine types, including severe migraine, migraine with allodynia, migraine upon awakening, fast onset migraine, prolonged and recurrent migraine attacks, including menstrual-related migraine, and migraine attacks requiring late treatment (i.e., more than one hour after onset of attack). In addition, DHE is considered a standard-of-care treatment for MOH and for status migrainosus, which is a condition characterized by debilitating migraine attacks that last more than 72 hours. Given the complexity of migraine biology and the redundancy and interdependence of migraine disease pathways, DHE’s activity across multiple receptors is thought to offer the potential for better responses for many migraine patients.

DHE has a number of differentiating clinical attributes providing advantages for the acute treatment of migraine, including:

•

Effective in patients who are non-responsive or refractory to triptan therapy. Published data indicate that approximately half of all patients who have previously failed to adequately respond to triptan therapy, do respond to DHE therapy.

•

Effective in migraine attacks with allodynia. Allodynia is present in up to two-thirds of migraine attacks, and its presence is associated with poor response to triptans and most other acute treatments. DHE, however, has demonstrated strong efficacy in migraine attacks in which allodynia is present.

•

Effective irrespective of when administered during the time course of a migraine attack. Unlike triptans and certain other acute treatments for migraine, which are most effective when administered within one hour of onset of pain, DHE remains effective when administered late after onset of attack.

•	Low risk of headache recurrence. DHE has been demonstrated in head-to-head controlled studies to have significantly lower headache recurrence rates than available triptan therapies.
•

Lower risk of causing MOH. DHE is thought to have a lower potential for causing MOH with frequent use and, unlike triptan class therapies, currently approved DHE products do not contain a label warning for MOH potential.

Based on published DHE PK and clinical trial data relating to DHE plasma concentrations and clinical efficacy of different DHE doses, we estimate that 1.0 ng/ml is the threshold concentration necessary for therapeutic response to DHE. Due to its chemical properties and structure, DHE has low bioavailability (approximately 1%) when administered orally and, as a result, oral forms have generally not been effective for the acute treatment of migraine. There are currently no approved oral DHE treatments in the United States. Approved DHE products include injectable and liquid nasal spray dosage forms, which have drawbacks that have resulted in limited clinical use.

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

Injectable DHE

IV delivery is the fastest means of achieving plasma concentration levels of DHE that we estimate to be necessary to effectively treat a migraine attack, with anti-migraine responses reported as quickly as 15-20 minutes following administration. IV-delivered DHE is typically administered by a healthcare provider in a hospital, clinic or infusion center setting, which is expensive and requires the patient to travel to one of these locations while suffering from a migraine attack. Because IV delivery of DHE results in rapid achievement of high DHE blood levels, side effects are more common with IV administration than with other routes of administration, with nausea and vomiting being particularly common and typically requiring coadministration of anti-nausea medication. DHE can also be administered by IM or SC injection. However, IM and SC administration require a patient, caregiver or healthcare provider to use proper technique during a migraine attack to draw the correct dose of DHE solution for injection from a vial or glass ampule into a syringe and then inject the solution into the muscle or subcutaneous layer of the skin. Although generally considered effective, the challenges of injectable DHE and the fact that migraine patients typically prefer non-injectable therapies for acute treatment of attacks make injectable DHE a less favored treatment option for many people with migraine.

DHE Liquid Nasal Spray

DHE may also be delivered via liquid nasal spray. However, Migranal, the only FDA-approved DHE mesylate liquid nasal spray product, and development-stage DHE liquid nasal spray products may have a number of limitations and complexities related to their liquid nasal spray formulation and delivery devices, including the following:

•

High variability and slow absorption. The required administration of DHE via multiple liquid nasal sprays often results in highly variable delivered doses of DHE and highly variable DHE plasma concentrations. Moreover, absorption of DHE following administration of Migranal is relatively low and slow in comparison with injectable DHE products, and often fails to achieve plasma concentration levels of DHE of at least 1.0 ng/ml, which we estimate is the minimum threshold concentration necessary for therapeutic response to DHE. For example, in our Phase 1 clinical trial, 65% of subjects receiving Migranal DHE mesylate liquid nasal spray administration did not achieve 1.0 ng/ml at any time following administration. The low, slow, and highly variable DHE plasma levels achieved with Migranal DHE mesylate liquid nasal spray administration can result in inconsistent and unreliable clinical performance and sub-optimal therapeutic response for many patients. This may be evidenced by the fact that in only one of the four pivotal efficacy studies described in the U.S. prescribing information for Migranal, did Migranal demonstrate a statistically significant effect on migraine pain at 2 hours post-dose. Moreover, this statistically significant effect was on the endpoint of migraine pain relief (i.e., reduction in pain) at two hours post-dose, which is generally considered a lower hurdle to achieve than the current FDA-accepted co-primary endpoints of freedom from pain and most bothersome symptom at two hours post-dose.

•

Complex and burdensome administration. The administration of DHE liquid nasal spray typically requires a complex and burdensome multi-step process, including the opening of the glass vial containing the nasal liquid spray solution and the assembly and priming of a nasal spray device. Due to the low aqueous solubility of DHE, an adequate dosage of DHE via liquid nasal spray requires multiple sprays. For example, Migranal requires four sprays, one in each nostril initially, followed by an additional spray in each nostril 15 minutes later, to administer a full dose. Following administration, liquid can drip out of the nose and run-off down the back of throat, which can result in bad taste.

•

Inconvenient packaging and degradation potential. Formulations of DHE liquid nasal spray are sensitive to heat, light and oxygen, which necessitates packaging in a sealed, amber-colored, glass vial that cannot be stored in warm environments. In addition, any unused DHE liquid nasal spray remaining after eight hours since the opening of a DHE glass vial must be discarded.

Headache specialists articulate a need for a patient-friendly, self-administered, non-injected DHE product that consistently and reliably provides the rapid, durable and robust efficacy that is currently available only with injectable DHE therapies. Given the differentiated clinical features of DHE, we believe DHE, if made available in a non-injectable dosage form that is well tolerated, facilitates quick and convenient administration and delivers rapid and sustained achievement of therapeutic concentrations with low variability, could provide significant benefits over existing acute treatments for migraine and help a large number of people with migraine better achieve migraine treatment goals.

Our Solution: STS101 for the Acute Treatment of Migraine

STS101 is a drug-device combination of a proprietary dry-powder formulation of DHE administered by a proprietary pre-filled, single-use, nasal delivery device. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming the shortcomings that have limited the utility of DHE for the acute treatment of migraine. The proprietary and foundational dry-powder formulation and nasal delivery device technologies incorporated in STS101 were developed over more than 15 years by a dedicated team at Shin Nippon Biomedical Laboratories, Ltd., or SNBL.

Subsequent to licensing such technology from SNBL, we advanced the development of STS101 by developing and optimizing the STS101 formulation, establishing analytical methods and scalable manufacturing performed in accordance with good manufacturing practices, conducting extensive analytical characterization of STS101 and its components, and completing toxicology studies in accordance with good laboratory practices. The manufacturing processes we established employ standard technologies that are commonly utilized in the pharmaceutical industry for the manufacture of approved drug and drug-device combination products and that we believe will be reproducible on commercial-scale equipment. Furthermore, we have completed a Phase 1 clinical trial in 42 healthy volunteers and a preliminary human factors study that we believe validates the STS101 instructions for use that are being utilized in the EMERGE Phase 3 efficacy trial, and we have obtained written feedback from the FDA on various aspects of our STS101 Phase 3 development program, including the protocol for our EMERGE Phase 3 efficacy trial, which we initiated in July 2019. Following our Phase 3 efficacy trial, we expect to commence a 12-month safety trial in the third quarter of 2020, with an NDA filing anticipated by the end of 2021.

STS101 was designed to be a rapidly-acting, reliable, and convenient DHE therapeutic product. It has a number of key attributes that we believe may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance and thereby facilitate broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. Key STS101 attributes include:

•

Targeted plasma concentrations rapidly achieved and sustained. In our Phase 1 clinical trial, administration of STS101 resulted in achievement within 10 minutes of a mean DHE plasma concentration of 1.0 ng/ml, which we estimate is the minimum threshold concentration necessary for therapeutic response to DHE. In addition, DHE exposure (plasma concentration over time expressed as area-under-curve) following STS101 administration at all times exceeded that for Migranal DHE mesylate liquid nasal spray 2.0 mg, which is the only DHE product marketed in the United States that has been approved by the FDA based upon demonstration of efficacy and safety in clinical studies. Further, DHE exposure following STS101 administration was similar to or greater than DHE exposures reported with DHE mesylate IM injection, which is marketed in the United States, which was based upon demonstration of efficacy and safety in clinical studies, and DHE administered via pulmonary inhalation (MAP0004), which met all four of its primary efficacy endpoints in a large Phase 3 clinical trial, but was later discontinued and has not been approved by the FDA. For instance, although peak DHE plasma concentration following administration of STS101 5.2 mg did not reach peak concentration levels associated with IV or IM delivery of DHE, DHE exposure was approximately 83% of that achieved with a DHE mesylate IM injection in our Phase 1 clinical trial.

•

Low variability. In our Phase 1 clinical trial, STS101 demonstrated significantly lower variability in peak DHE plasma concentration and DHE exposure as compared to Migranal, which may lead to more reliable clinical performance.

•

Quick and convenient self-administration. STS101 utilizes a convenient, patient-friendly, single-use, nasal delivery device designed to enable self-administration of a full dose of DHE into a single nostril in a matter of seconds. The pre-filled device is pocket-sized and more compact than available DHE liquid nasal spray products, enabling portability and discreet use, and requires no assembly or priming. In addition, the STS101 dry-powder formulation has demonstrated favorable stability properties (including, insensitivity to light, heat or oxygen) we expect will enable storage across a wide range of temperatures and conditions.

•

Well tolerated. In our Phase 1 clinical trial, all treatments were well tolerated, all adverse events were mild and transient, and no subject withdrew from the trial for an adverse event. Moreover, STS101 did not exhibit the rapid and high peak concentration associated with IV delivery of DHE, which may often result in side effects, in particular nausea and vomiting.

We believe the foregoing attributes of STS101 could lead to it having a favorable therapeutic response profile as compared to IV, IM or SC delivery of DHE and Migranal DHE mesylate liquid nasal spray. The faster a DHE product can produce the threshold DHE plasma concentration necessary for a therapeutic response, the more quickly following administration it may be able to achieve a therapeutic response. At the same time, we believe that rapid and high peak DHE plasma concentrations that greatly exceed the threshold therapeutic level may result in adverse side effects. For example, IV delivery of DHE has demonstrated peak DHE plasma concentrations of 50 ng/ml or more within several minutes of administration, and is reported to more frequently result in side effects (including nausea and vomiting, increases in blood pressure, flushing, dizziness, extremity pain, and abnormal skin sensations) than delivery of DHE by other routes of administration, such as IM or SC injection, nasal or pulmonary, which exhibit much lower peak DHE plasma concentrations that generally have not been reported to exceed approximately 3 to 4 ng/ml. Based on published DHE PK and clinical efficacy trial data relating to DHE plasma concentrations and clinical efficacy and safety data of different DHE doses, we estimate that 1.0 ng/ml is the threshold concentration necessary for therapeutic response to DHE.

The STS101 administration procedure is shown in the figure below:

Phase 1 Pharmacokinetic and Safety Trial Results

We completed a Phase 1 clinical trial of STS101, which demonstrated favorable PK, safety and tolerability, and which established the doses of STS101 to be evaluated in our Phase 3 EMERGE efficacy trial. Our Phase 1 clinical trial evaluated STS101 in 42 healthy volunteers in a single-center, single-dose, open-label, 2-part, 3-period crossover, PK and safety trial. As reflected in the figure below, in Part 1 of the trial, 15 subjects each received three ascending doses of STS101 per a 3-period crossover design. The active pharmaceutical ingredient in each dose of STS101 is DHE and, like all currently approved migraine products that contain DHE, the STS101 formulation also contains mesylate salt. Per a request from the FDA, our dose strengths of STS101 are calculated as the active moiety without including the mesylate salt. As a result, for purposes of the following discussion, all references to STS101 doses herein are to the DHE content of such doses, whereas the doses for the Migranal and DHE mesylate IM injection include the mesylate in accordance with the commercially-available versions of such products. The STS101 DHE doses used in Part 1 of the trial were 1.3 mg (equivalent to 1.5 mg DHE mesylate), 2.6 mg (equivalent to 3.0 mg DHE mesylate) and 5.2 mg (equivalent to 6.0 mg DHE mesylate). Based on the results from Part 1, the STS101 5.2 mg (DHE) dose was selected for Part 2 of the clinical trial in which 27 subjects received STS101, Migranal DHE mesylate liquid nasal spray and an DHE mesylate IM injection in a random order.

STS101 Phase 1 Trial Design

As reflected in the figure below, Part 1 of the clinical trial demonstrated that DHE was rapidly absorbed after intranasal administration of single doses of STS101 1.3 mg, 2.6 mg, and 5.2 mg, with mean DHE plasma concentrations increasing in a dose-dependent manner. DHE plasma concentrations for STS101 2.6 and 5.2 mg rapidly exceeded 1.0 ng/ml. Based on published DHE PK and clinical trial data relating to DHE plasma concentrations and clinical efficacy of different DHE doses, we estimate that 1.0 ng/ml is the minimum threshold concentration necessary for therapeutic response to DHE. This conclusion is supported by data from certain clinical trials of Migranal DHE mesylate liquid nasal spray conducted by third parties, which have demonstrated that DHE plasma concentrations resulting from Migranal DHE mesylate liquid nasal spray are dose dependent and linear. In certain such studies, the administration of 2.0 mg of Migranal DHE mesylate resulted in a mean maximum concentration of approximately 1.0 ng/ml, while the administration of smaller doses of Migranal (e.g., 1.5 mg DHE mesylate) did not reach such maximum concentrations and failed to show statistically significant efficacy in controlled studies.

Phase 1, Part 1: Mean DHE Plasma Concentrations in Healthy Subjects after

Administration of a Single Dose of STS101 (1.3 mg, 2.6 mg and 5.2 mg DHE)

Based on the PK, safety and tolerability data from Part 1 of our Phase 1 clinical trial, we selected STS101 5.2 mg for evaluation in Part 2 of the clinical trial.

As reflected in the figure below, in Part 2 of our Phase 1 clinical trial, DHE plasma concentrations rose rapidly after administration of STS101 5.2 mg and DHE mesylate IM injection, with mean concentrations exceeding 1.0 ng/ml at 10 minutes and 5 minutes after dosing, respectively. In contrast, the mean maximum DHE plasma concentration after Migranal DHE mesylate liquid nasal spray administration did not reach 1.0 ng/ml. In general, the amount of DHE delivered by STS101 5.2 mg into systemic circulation over time was approximately 2-fold greater as compared with Migranal DHE mesylate liquid nasal spray and was approximately 83% of the amount delivered by an DHE mesylate IM injection. Importantly, in our Phase 1 clinical trial, the DHE plasma concentration profiles observed following administration of Migranal DHE mesylate liquid nasal spray and DHE mesylate IM injection were consistent with historical data, including those data included in the Migranal summary basis of approval.

Phase 1, Part 2: Mean DHE Plasma Concentration in Healthy Subjects after Administration of a Single Dose of STS101 5.2 mg DHE, DHE Mesylate IM Injection 1.0 mg, and Migranal DHE Mesylate Liquid Nasal Spray 2.0 mg

Safety and Tolerability Profile

In our STS101 Phase 1 clinical trial, all treatments were well tolerated, all adverse events were mild and transient, and no subject withdrew from the trial for an adverse event. Subjects treated with STS101 reported a higher frequency of nasal adverse events than those treated with DHE mesylate IM injection or Migranal DHE mesylate liquid nasal spray. The treatment emergent adverse events reported after STS101 administration, all of which were mild and transient, were nasal discomfort (STS101 5.2 mg (34%), IM injection (0%) and Migranal (7%)) nasal congestion (STS101 5.2mg (13%), IM Injection (0%) and Migranal (0%)), nasal itch (STS101 5.2mg (7.3%), IM Injection (0%), Migranal (0%)), rhinalgia (pain in the nose) (STS101 5.2mg (12%), IM Injection (0%) and Migranal (4%)), bitter or sour taste (STS101 5.2 mg (22%), IM Injection (0%) and Migranal (7%)), runny nose (STS101 5.2mg (15%), IM Injection (0%) and Migranal (0%)), shedding of tears (STS101 5.2 mg (7.3%), IM Injection (0%), Migranal (0%)), sneezing (STS101 5.2 mg (4.9%), IM Injection (0%), Migranal (0%)) and abdominal pain (STS101 5.2 mg (4.9%), IM injection (0%), Migranal (0%)). Patients receiving lower doses of STS101 reported fewer adverse events. No adverse events involving nausea or vomiting were reported after administration of STS101, IM injection or Migranal.

We further assessed nasal symptoms utilizing a subjective nasal symptom severity score self-reported by subjects on the visual analog scale, or VAS score, on a zero to one-hundred scale in which zero represents absence of the symptom and one-hundred represents presence of the symptom with the worst imaginable severity. The average scores for nasal symptoms (including, abnormal taste, nasal blockage or obstruction, nasal burning, nasal discomfort, nasal itching, nasal pain, runny nose and sneezing) were all under 5 mm following administration of STS101 5.2 mg. In addition, subjective nasal symptom severity scores self-reported in Part 1 of our Phase 1 clinical by subjects treated with STS101 1.3 mg and 2.6 mg were negligible.

Based on the safety and tolerability profile observed in our Phase 1 clinical trial, including the results of nasal examinations and subjective nasal symptom scores reported by subjects, we do not believe the tolerability of the STS101 5.2 mg dose should present a barrier to patient adoption or use, if approved.

Comparison of STS101 PK Data to Other Non-Injectable DHE Products

We conducted a further analysis comparing data from our Phase 1 clinical trial data of STS101 5.2 mg and Migranal DHE mesylate liquid nasal spray 2.0 mg to published data from earlier Phase 1 clinical trials of MAP0004, another company’s orally-inhaled, pulmonary-route DHE product candidate. Following such Phase 1 clinical trials, MAP0004 met all four of its primary efficacy endpoints and demonstrated a favorable safety profile, but was later discontinued by Allergan. The discontinuation of MAP0004 (previously referred to as the brand names Levadex and Semprana) followed multiple requests from the FDA that the developer address certain issues relating to chemistry, manufacturing, and controls, after certain manufacturing deficiencies were identified during the FDA’s inspection of a facility operated by a third party manufacturer. As a result, MAP0004 was never approved by the FDA and no determination was made by the FDA with respect to its efficacy and safety.

As the data presented below is based on a cross-trial comparison and not a head-to-head clinical trial, such data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of STS101 compared to other product candidates that may be approved or that are or were in development for the acute treatment of migraine. In particular, our Phase 1 clinical trial and the Phase 3 clinical study of MAP0004 (FREEDOM-301) conducted by a third party used similar study designs with different patient eligibility criteria. While our Phase 1 clinical trial was conducted in healthy volunteers, the MAP0004 study (FREEDOM-301) required participants to have a one-year history of migraine according to the International Classification of Headache Disorders and a baseline frequency of two to eight migraine attacks per month. In addition, our Phase 1 clinical trial was designed to provide PK, safety and tolerability data for STS101, whereas the MAP0004 study (FREEDOM-301), used four co-primary endpoints at the 2-hour post dosing time point: pain relief, photophobia-free, phonophobia-free, and nausea-free. The MAP0004 study (FREEDOM-301) reported similar age ranges, gender and race among the participants as our Phase 1 clinical trial of STS101.

As reflected in the figures below, in our Phase 1 clinical trial, STS101 5.2 mg achieved greater DHE exposure by approximately 30 minutes and all time points thereafter as compared to DHE exposure achieved by MAP0004 in Phase 1 clinical trials conducted by its developer.

Mean DHE Plasma Concentration in Healthy Subjects after Administration of a Single Dose of

STS101 5.2 mg DHE, Migranal DHE Mesylate Liquid Nasal Spray 2.0 mg and MAP0004 1.0 mg

In addition, in our Phase 1 clinical trial, STS101 5.2 mg showed significantly lower variability in peak DHE plasma concentrations and the amounts of DHE delivered into systemic circulation over 0.5, 2 and 48 hours after administration as compared to Migranal DHE mesylate liquid nasal spray. The variability of STS101 in peak plasma concentrations and in DHE exposure expressed as area-under-curve, or AUC, over 2 and 48 hours was comparable to that of MAP0004 in a Phase 1 clinical trial conducted by its developer. The figure below reflects the PK variability of STS101 5.2 mg and Migranal DHE mesylate liquid nasal spray from our Phase 1 clinical trial and the previously reported third-party Phase 1 clinical trial data for MAP0004 measured by a mean percent coefficient of variation, which represents the variability of the specified data points.

PK Variability of STS101 5.2 mg DHE vs. Other Non-Injectable DHE Products

As reflected in the figure below, total DHE exposure with STS101 5.2 mg in our Phase 1 clinical trial was almost three times greater than reported for MAP0004 in a Phase 1 clinical trial conducted by its developer. Within one hour after administration, STS101 5.2 mg delivered greater amounts of DHE into systemic circulation as compared to the amounts of DHE delivered into systemic circulation by Migranal DHE mesylate liquid nasal spray and MAP0004 over two hours.

DHE Exposure (AUC) for STS101 5.2 mg DHE and Other Non-Injectable DHE Products

In summary, the results from the STS101 Phase 1 clinical trial showed that, within 10 minutes after administration, STS101 5.2 mg achieved target DHE plasma concentrations exceeding 1.0 ng/ml and remained above this level for over 2.5 hours. Furthermore, trial results showed that in comparison with Migranal DHE mesylate liquid nasal spray, STS101 5.2 mg achieved more than a 2-fold higher mean maximum DHE plasma concentration, achieved the maximum concentration much more rapidly, and delivered nearly 2-fold as much DHE into systemic circulation.

Based on our Phase 1 clinical trial data and published data from separate clinical trials conducted by others for different DHE products, including a large Phase 3 study conducted with MAP0004, we believe that the PK profile of STS101 may lead to strong clinical performance expressed in rapid onset of pain relief, excellent 2-hour pain free rates, and sustained efficacy and low recurrence rates at 24 and 48 hours. Accordingly, we believe STS101 has the potential to treat a broad spectrum of migraine types, including those that are often difficult to treat, such as menstrual-related migraine, migraine upon awakening, migraine with allodynia, migraine associated with severe pain and migraine with nausea and vomiting. We expect to prospectively evaluate the performance of STS101 in these subgroups during our Phase 3 EMERGE efficacy trial.

Comparing efficacy data of a third-party DHE product candidate, MAP0004, with efficacy data of other emerging treatments for migraine

We performed a cross-trial comparative analysis of the largest placebo-adjusted effect size for key endpoints in Phase 3 trials conducted by third parties of investigational and approved therapeutics for the acute treatment of migraine across a range of classes including inhaled DHE (MAP0004), oral CGRP antagonists (rimegepant, and ubrogepant) and an oral 5HT1F agonist (lasmiditan). The comparative analysis indicated that the DHE product MAP0004 had a greater effect size across a range of efficacy measures relative to the other product candidates.

We also conducted a comparison of the migraine attack severity, timing-of-treatment in relation to migraine onset, and study design information available to us from the clinical trials of the various product candidates. This comparison indicated that a larger proportion of treated patients in the MAP0004 Phase 3 trial experienced severe migraine attacks versus those treated patients in the Phase 3 trials for lasmiditan, rimegepant, and ubrogepant. In addition, we believe the MAP0004 Phase 3 trial allowed for a longer time window for treatment relative to the other trials.

The data presented below for each product candidate represents data from the trial with the largest placebo-adjusted effect size for each endpoint (the percentage of responding patients treated with study medication less the percentage of responding patients treated with placebo), where multiple trials have been conducted for a product candidate. Not all available trial data is presented. As the data presented below is based on a cross-trial comparison and not head-to-head clinical trials, such data may not be directly comparable due to differences in study protocols, statistical analysis methods, conditions and patient populations. Accordingly, cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of product candidates that may be approved or that are or were in development for the acute treatment of migraine.

The Phase 3 clinical studies with rimegepant, ubrogepant, lasmiditan and MAP0004 were all conducted between 2008 to 2018 and used substantially similar study designs and patient eligibility criteria. All studies required participants to have a one-year history of migraine according to the International Classification of Headache Disorders and a baseline frequency of two to eight migraine attacks per month. All studies were double-blinded, placebo-controlled and assessed the efficacy and safety of self-administered study medication or placebo in the outpatient setting following the treatment of a single migraine attack with moderate or severe pain during the treatment period. The lasmiditan studies allowed the use of a second dose for rescue, but the primary analyses were based on the first dose administered. The MAP0004 study (FREEDOM-301) used four co-primary endpoints at the 2-hour post dosing time point: pain relief, photophobia-free, phonophobia-free, and nausea-free. Pain free at two hours was used as a secondary endpoint. The studies with rimegepant, ubrogepant, and lasmiditan used freedom from pain and most bothersome symptom (selected by the patient from among photophobia, phonophobia and nausea) at 2-hours post dosing as co-primary endpoints. Pain relief, photophobia-free, phonophobia-free, and nausea-free were used as secondary endpoints. All studies reported similar age ranges, gender and race among the participants. Placebo-adjusted effect sizes, are shown for the different endpoints to account for possible differences in the placebo response rates in the studies.

In addition, while MAP0004 was a DHE-based product candidate, none of the clinical trials presented below studied STS101. The performance of STS101 across these or other efficacy measures in our planned clinical trials may differ materially from any results that could be inferred from this cross-trial comparison, including due to differences between MAP0004 and STS101, as well as differences in study protocols, statistical analysis methods, conditions and patient populations.

Placebo-adjusted efficacy data (% of patients) from the clinical trials of various product candidates for migraine

Development Plan

Our development plan for STS101 is informed by published FDA guidance as well our discussions with the FDA. Following completion of our Phase 1 study, the FDA provided us with written feedback on our proposed STS101 development program, which is comprised of a single Phase 3 efficacy trial and a single Phase 3 safety trial to support approval of STS101 for the acute treatment of migraine headaches with or without aura. Our development program is intended to support registration of STS101 through the 505(b)(2) approval pathway. We plan to conduct both trials in the United States.

Phase 3 Efficacy Trial

Our Phase 3 EMERGE efficacy trial is a multi-center, single-dose, randomized, double-blind, placebo-controlled, parallel group study in approximately 1,140 patients experiencing episodic migraine attacks. To establish eligibility, study participants must have at least two but no more than eight migraine attacks during a 28-day screening period. After establishing full eligibility, the study participants are randomized (1:1:1) to receive one of three treatments: STS101 DHE 3.9 mg, STS101 DHE 5.2 mg or matching placebo. After randomization, the trial participants are instructed to treat their next migraine attack of at least moderate pain severity with the allocated blinded study medication. All study participants are trained multiple times in the STS101 administration procedure prior to use, and we provide each participant with an electronic device preloaded with diary software designed to capture relevant trial data.

Our EMERGE trial follows certain of the recommendations outlined in the FDA Guidance Migraine: Developing Drugs for Acute Treatment, February 2018. In particular, the two co-primary endpoints of our EMERGE trial to be assessed at two hours after STS101 administration are freedom from pain and freedom from most bothersome symptom. We believe the trial is powered to achieve these endpoints (i.e. at greater than 99% power for the freedom from pain endpoint and greater than 95% power for the freedom from most bothersome symptom endpoint). In addition, several secondary endpoints, including those suggested in the FDA guidance, are incorporated into the trial protocol. Such endpoints include rescue medication usage, headache relapse measurements, and functional impairment scales. Further, we expect to prospectively evaluate the performance of STS101 in patient subgroups, including menstrual-related migraine, migraine upon awakening, migraine with allodynia, migraine associated with severe pain and migraine with nausea and vomiting, during our Phase 3 EMERGE efficacy trial to assess whether further study may be of interest. If both doses are successful in our EMERGE trial, then both doses may be submitted in the NDA.

The figure below provides details of the trial design of our Phase 3 EMERGE efficacy trial:

STS101 Phase 3 EMERGE Efficacy Trial Design

If successful, we believe our EMERGE trial’s differentiated secondary endpoints and clinical performance in prospectively-defined patient subgroups, could provide us with a strong foundation for promotion and commercialization. Labels for current DHE products, such as D.H.E. 45® and Migranal, do not address the differentiating attributes of DHE and its potential to address unmet needs of many patients with difficult-to-treat migraine types, which we believe has led to low clinical awareness of its benefits by physicians other than headache specialists.

We initiated our EMERGE trial in July 2019 and expect topline data in the second half of 2020.

Phase 3 Safety Trial

We also plan to initiate a Phase 3 safety trial of STS101. This safety trial is expected to be a multi-center, open-label, 12-month trial in episodic migraine patients, with target enrollment depending on results of the EMERGE Phase 3 trial. After establishing eligibility, the study participants will be expected to use STS101 on an as-needed basis to treat migraine attacks for up to 12 months. Consistent with written feedback from FDA, we anticipate that at least 150 and 50 subjects will complete six and twelve months, respectively. Following the completion of this trial, if successful, we expect to submit our NDA to the FDA by the end of 2021.

Additional Trials

We may undertake additional clinical trials with STS101 to enhance its clinical profile. For example, unless we can successfully demonstrate by conducting a drug-drug interaction study that the coadministration of STS101 and certain other drugs does not result in inhibition of DHE metabolism and elevated DHE levels, the FDA is likely to require a “black box” warning in the label for STS101, if approved, in line with the warnings that are included in the labels for other approved DHE products.

Because migraine affects adolescents (12 to 17 years of age) and children (six to eleven years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment, February 2018, which we submitted as an amendment to the STS101 investigational new drug application in May 2019. In August 2019, the FDA provided comments to our iPSP in which the FDA agreed with our plan to request a waiver of clinical studies in children under age six. We have revised the iPSP to address the FDA’s comments on our proposed study plan for children (six to eleven years of age) and adolescents (12 to 17 years of age) and our requests for a deferral of any pediatric studies until after the initial approval of STS101 in the adult population in October 2019, and the revised iPSP is currently under review by the FDA. While we plan to work with the FDA to finalize the iPSP, and to our knowledge the FDA has not previously required initiation of pediatric studies for any drug for the acute treatment of migraine prior to its approval in the adult population, there can be no assurance that the FDA will ultimately grant our proposed waiver and/or deferrals. As a result, we could be required to conduct pediatric studies in such patient populations prior to or following any approval of STS101. Under the pediatric exclusivity provision of the FDCA, if FDA issues a written request for the pediatric studies and they are conducted pursuant to the written request, STS101 could qualify for an additional six months of marketing exclusivity. Moreover, if the conducted iPSP leads to an approval of STS101 for pediatric migraine patients this population could use STS101.

To date, we and SNBL have completed preliminary human factor studies that we believe support self-administration of STS101 in the outpatient setting for the treatment of migraine and validate the STS101 instructions for use that we are utilizing in our Phase 3 EMERGE efficacy trial, which we initiated in July 2019. We anticipate conducting further human factor studies.

Regulatory Pathway

Since DHE is well characterized and previously approved, we intend to seek FDA marketing approval of STS101 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which provides an alternate path to FDA approval for modifications to formulations of products previously approved by the FDA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from non-clinical studies and clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. By utilizing this pathway, and based on our discussions with the FDA, we believe we would be able to forego a Phase 2 clinical trial of STS101 by establishing that STS101 has comparative bioavailability to a reference listed drug with the PK results of our Phase 1 clinical trial.

In the United States, we intend to pursue a 505(b)(2) NDA for STS101 referencing the NDAs for D.H.E. 45 (DHE mesylate injectable solution) and Migranal (DHE mesylate liquid nasal spray). Migranal has no therapeutic equivalents (other than an authorized generic) and is not covered under any unexpired patents that could delay approval of our NDA. We believe this development strategy could provide both an expeditious and cost-efficient approval pathway for STS101 in the United States, including by enabling us to forego a Phase 2 clinical trial. Our Phase 3 efficacy trial is intended to clinically and commercially differentiate STS101 from the reference products.

Manufacturing

Our manufacturing and regulatory teams, although limited in size, have substantial experience in manufacturing process development, registration and the commercial manufacture of drug-device combination products, including inhalation-route drug-device combination products. We do not have any manufacturing facilities and all of our manufacturing processes, which must comply with current good manufacturing practices, or cGMP, are outsourced to third parties with oversight by our internal managers. We rely on third-party manufacturers to produce sufficient quantities of drug product for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of STS101.

We selected processes for manufacturing of STS101 that we believe are readily scalable and transferable, and all of our STS101 manufacturing processes employ standard technologies that are commonly utilized in the pharmaceutical industry for the manufacture of approved drug and drug-device combination products. However, certain processes for the manufacture of STS101 involve trade secrets and/or require custom or semi-custom equipment that is not available for off-the-shelf purchase, requires substantial investment, and/or has long lead times associated with its design, manufacture, delivery, installation and qualification.

For clinical supplies used in the development of STS101, we contract with CMOs to manufacture the final powder drug formulation and to semi-automatically fill the powder formulation into and manually assemble the STS101 nasal delivery device.

The drug substance of STS101 is supplied by a drug substance manufacturer, which has extensive experience manufacturing the STS101 drug substance under cGMP, has an active Drug Master File, or DMF, registered with FDA, and has the capacity to meet our anticipated clinical and commercial supply needs. We believe there are additional drug substance manufacturers with active DMFs registered with the FDA that could potentially serve as back-up suppliers for us.

The proprietary STS101 nasal powder delivery device plastic components are manufactured by two third-party CMOs using widely available common standard injection-molding and blow-molding equipment processes, and we are currently in the process of procuring the mold tooling, which we will own, that we plan to use for the manufacture of STS101 registration batches and commercial supplies.

For commercial supply of STS101, we intend to contract with one of the same CMOs that we utilize to manufacture the final nasal powder formulation for our clinical supplies, and we expect to use the same standard equipment and processes as used in the manufacture of such clinical supplies. For large-scale automated filling, automated assembly and packaging of the STS101 nasal powder delivery device for commercialization, we intend to contract with a CMO that we are utilizing to semi-automatically fill and manually assemble the STS101 delivery devices to be used in the STS101 Phase 3 clinical trial program. Automated filling, assembly and packaging of STS101 commercial supplies will utilize semi-custom equipment for which we have contracted, and, with respect to packaging, intend to contract.

Commercial Operations

We recently hired an experienced Chief Commercial Officer. However, we currently have no other marketing staff and do not have sales organization. If approved by the FDA for the acute treatment of migraine, we intend to market and commercialize STS101 in the United States by building a specialized sales organization focusing on headache specialists, as well as general neurologists and primary care physicians who are high prescribers of migraine therapeutics. Outside the United States, we intend to establish commercialization strategies for STS101 as we approach possible commercial approval in each market, which may include collaborations with other companies.

Competition

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. If approved for the acute treatment of migraine, we anticipate that STS101 would compete against other marketed migraine therapies for the acute treatment of migraine and may compete with products currently under development by other companies.

In 2018, over 15 million prescriptions for migraine-specific acute therapies were written in the United States. This figure excludes prescriptions of non-specific therapies, such as nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and thus likely understates the total number of prescriptions written for the acute treatment of migraine. The majority of the prescriptions written were for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dosage forms, and two of these molecules are also available in injectable and/or liquid nasal spray dosage forms that may have faster onset of action than oral dosage forms. With respect to DHE products, we will compete with Bausch Health’s Migranal and its authorized generic, both of which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, we believe Impel NeuroPharma is developing a DHE liquid nasal spray product utilizing the same liquid formulation as Migranal, but with a different propellant-powered, single-use delivery device for which Impel NeuroPharma has indicated it plans to file an NDA in the second half of 2020. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. We believe these products will suffer from many of the same limitations as Migranal and have not been reported to significantly improve DHE absorption or pharmacokinetics as compared with Migranal to an extent that we believe likely to be clinically relevant. Impel NeuroPharma in particular has indicated that it plans to pursue approval of its product on the basis of a clinical development program that includes only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blinded Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or compete against such products, if approved.

We may also face competition from acute treatments for migraine recently approved by the FDA such as Eli Lilly’s lasmiditan, an oral 5HT1F agonist, and oral CGRP antagonists ubrogepant (Allergan) and rimegepant (Biohaven). Because lasmiditan, ubrogepant, and rimegepant are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for lasmiditan, ubrogepant and rimegepant do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant and rimegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products. Moreover, prescribing of ubrogepant, and to a lesser extent rimegepant, may be complicated by the potential for interactions with a variety of prescription and over-the-counter medicines, vitamins and herbal supplements, with this potential necessitating dose adjustment of or contraindication to ubrogepant. As well, although the ubrogepant and rimegepant labels do not contain liver toxicity warnings, the oral CGRP receptor antagonist class has previously been associated with rare but serious liver toxicity.

Further, preventive treatment of migraine, could, if broadly adopted and used successfully, reduce the need and demand for acute treatment options. Injectable formulations of anti-CGRP monoclonal antibodies (e.g. erenumab, fremanezumab, and galcanezumab) have recently been approved for prevention of migraine attacks and Allergan and Biohaven have also reported that they are conducting clinical trials of oral CGRP antagonists for prevention of migraine attacks and Allergan and Biohaven have also reported that they are conducting clinical trials of oral CGRP antagonists for prevention of migraine attacks. In addition, Lundbeck (formerly Alder Biopharmaceuticals) recently announced it was commencing a study of its intravenously injected monoclonal CGRP antibody therapeutic, eptinezumab, which was approved in February 2020 by the FDA for prevention of migraine attacks, to evaluate it as an acute treatment for migraine.

There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. We expect any future products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any future products developed by us. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize STS101 in our target commercial areas outside the United States. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for STS101, manufacturing and process discoveries, and other know how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know how, continuing technological innovation and potential in licensing opportunities to develop and maintain our proprietary position.

With regard to STS101, we have patents and applications to formulations, dosages, devices, and methods of use.

As of January 31, 2020, we have an exclusive license to 6 issued U.S. patents and 9 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and own or have an exclusive license to various pending U.S. non-provisional patent applications, U.S. provisional patent applications, and pending foreign patent applications, and an international Patent Cooperation Treat (PCT) patent application. Issued U.S. patents relating to STS101 are estimated to expire between 2029 and the end of 2033. If issued, future patents resulting from pending U.S. patent applications relating to STS101 would be estimated to expire between 2034 and 2039. All issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. The pending U.S. and foreign patent applications (including U.S. provisionals) relating to STS101 are solely owned by us or exclusively licensed from SNBL.

The patent portfolio for STS101 is directed to cover formulations, dosages, devices, and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications and corresponding foreign national and regional counterpart patents and patent applications. The U.S. issued formulation patents and device patents are exclusively licensed from SNBL. Royalties on products covered by this exclusive license are payable on a product-by-product and country-by-country basis until the latter of the expiration of the last-to-expire patent covering such product and the ten year anniversary of the first commercial sale of such product in such country. For more information on the SNBL License, see the section titled “Business—Licenses and Collaborations.” We own U.S. patent applications relating to the formulations, dosages, and methods of use of STS101 for treatment.

The terms of patents and patent applications, if issued, relating to STS101 in other jurisdictions (some of the major foreign jurisdictions include Europe, Japan, China, India, Canada, Australia, Brazil, Korea, Mexico, Russia), if the appropriate maintenance, renewal, annuity and other government fees are paid, are expected to expire between 2025 and 2039. We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

Licenses and Collaborations

In June 2016, we and SNBL, entered into a licensing and assignment agreement, or the SNBL License, which was amended and restated in December 2016 and further amended in January 2017, April 2017, and October 2017. We currently rely and intend to continue to rely on the SNBL License for purposes of our development and potential commercialization of STS101. From the time we entered into the SNBL License until the consummation of our Series A convertible preferred stock financing in December 2016, we were a subsidiary of SNBL and SNBL continues to hold over 5% of our outstanding capital stock. Under the SNBL License, SNBL assigned to us certain patent rights and know-how that are directed to SNBL’s proprietary nasal drug delivery technology, including its proprietary nasal delivery device, or the Device, and formulation technologies, for use with DHE, or the DHE Product. SNBL granted to us an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how, other than the assigned patent rights and know-how, to develop, make, use, and commercialize DHE Products in the field of treatment, prevention or prophylaxis of all indications and human medical conditions, as well as the products consisting of the Device used to deliver a combination of DHE and one or more active pharmaceutical ingredients other than DHE, or DHE Combination Products, in the field of treatment, prevention or prophylaxis of migraine and non-migraine headaches. We granted to SNBL a non-exclusive, royalty-free, sublicensable license, under our rights in improvements to the Device, to develop, make, use, and commercialize products and devices other than DHE Products and DHE Combination Products. During the term of the SNBL License, we, SNBL, and our and SNBL’s affiliates are not permitted to develop or commercialize, or to enable third parties to develop or commercialize, a product containing DHE as an active ingredient for delivery through nasal tissues or the respiratory system, other than pursuant to the SNBL License. We will be responsible, at our cost, for the development, manufacture and commercialization of DHE Products and DHE Combination Products under the SNBL License. We are required to use commercially reasonable efforts to develop and commercialize at least one such product, initially in the United States.

Under the SNBL License, in 2016 we reimbursed SNBL for approximately $80,000 of costs relating to our incorporation and prosecution and maintenance of the product-specific patents. We also agreed to make royalty payments based on a low single-digit percentage of worldwide net sales of DHE Products and DHE Combination Products, payable on a product-by-product and country-by-country basis until the latest of the expiration of the last-to-expire patent covering such product and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions based on royalties paid to any third party under a license to such third party’s patent rights.

We have the sole right to control the prosecution and maintenance of, and to enforce, the patent rights that SNBL assigned to us. SNBL has the first right to control the prosecution and maintenance of the patent rights that SNBL licensed to us. We have step in rights if SNBL does not continue such prosecution and maintenance. We also have the first right to enforce such licensed patent rights with respect to certain infringing products. If we do not bring an action to enforce such patents against infringing activities that involve such infringing products, SNBL has the right to bring such an action.

The SNBL License will continue on a country-by-country and product-by-product basis until the expiration of the obligation to pay royalties with respect such product and country. We may terminate the SNBL License in its entirety without cause on ninety days’ prior written notice. SNBL may terminate the SNBL License for our material breach that remains uncured for ninety days. SNBL may also terminate the SNBL License if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, SNBL has the right to terminate the license agreement upon our insolvency.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, marketing and promotion, distribution, post-approval monitoring and reporting, sampling, and import and export of products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Our product candidate, STS101, is subject to regulation in the United States as a drug-device combination product. If marketed individually, the drug component and the propriety device component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a Center within FDA that will have primary jurisdiction over the product’s regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of STS101, the FDA has confirmed that the primary mode of action is attributable to the drug component of the product. Accordingly, STS101 will be regulated as a drug product by the FDA’s Center for Drug Evaluation and Research, or CDER, which will have primary jurisdiction over premarket development and approval. We plan to seek approval of STS101 through a single new drug application, or NDA, submitted to CDER through the 505(b)(2) approval pathway. We do not expect that the FDA will require separate marketing authorization for the proprietary device constituent of STS101. However, the drug delivery device component of STS101 will be subject to consulting review by FDA’s Center for Devices and Radiological Health, and we will be required to comply with applicable provisions of the medical device Quality System Regulation as part of ensuring STS101 complies with cGMP. The FDA will also require that we conduct human factors studies to support approval of STS101. To date, we and SNBL have completed preliminary human factor studies that we believe support self-administration of STS101 in the outpatient setting for the treatment of migraine and validate the STS101 instructions for use that we are utilizing in our Phase 3 EMERGE efficacy trial, which we initiated in July 2019. We anticipate conducting further human factor studies.

U.S. Drug Regulation

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use or new formulation of a previously approved drug, can be marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA clinical holds, refusal to approve pending applications, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually or when significant changes are made;
•	approval by an independent institutional review board, or IRB, representing each clinical site before a clinical study may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility(ies) where the product is manufactured to assess compliance with current good manufacturing practice, or cGMP, regulations, and of selected clinical investigation sites to assess compliance with GCP; and

•	FDA review and approval of an NDA to permit commercial marketing of the product for its particular labeled uses in the United States.

Preclinical and Clinical Studies

The preclinical and clinical testing and approval process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or condition being treated.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and any available human data or literature to support use of the product in humans. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development along with any subsequent changes to the investigational plan.

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for participation in each clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical study site’s IRB before a study may be initiated at the site, and the IRB must monitor the study until completed. Sponsors of clinical trials generally must register and report ongoing clinical studies and clinical study results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

For purposes of NDA approval, human clinical trials are typically divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The drug is initially introduced into healthy human subjects or into patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The drug is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.

•

Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.

The FDA, the IRB or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. We may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, must include methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development and testing are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

An NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, standard review and priority review. Priority review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. According to PDUFA performance goals, the FDA endeavors to review applications subject to standard review within ten to twelve months, whereas the FDA’s goal is to review priority review applications within six to eight months, depending on whether the drug is a new molecular entity.

The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure that relevant study data was obtained in compliance with GCP requirements.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A tentative approval may be issued for an NDA submitted under Section 505(b)(2) of the FDCA if the sponsor must await the expiration of applicable patents or other exclusivity covering the previously approved product referenced in the application before obtaining final approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

As a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, program to help ensure that the benefits of the drug outweigh its risks. If the FDA determines a REMS program is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. For 505(b)(2) NDAs, FDA will typically require a REMS if the reference product is required to have a REMS. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, all REMS programs must include a timetable to periodically assess the strategy following implementation.

Further, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new NDA or NDA supplement before the changes can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that supporting the original approval, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA and these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval of a product if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA may also require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

The Hatch-Waxman Amendments

ANDA Approval Process

The Hatch-Waxman Amendments established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application, or ANDA, with the FDA.

An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA suitability petition. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced innovator drug or is intended for a different use, and it is not otherwise subject to an approved suitability petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired.

Non-Patent Exclusivity

In addition to patent exclusivity, NDA holders may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by FDA in any other NDA.

A non-NCE drug, including one approved under Section 505(b)(2), may qualify for a three-year period of exclusivity for a particular condition of approval or change to a previously approved product, such as a new formulation or method of administration for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has concluded. However, unlike NCE exclusivity, the FDA can accept an application and being the review process during the exclusivity period. A drug approved under Section 505(b)(2) may also be eligible for pediatric exclusivity if the FDA issues a Written Request for one or more pediatric studies, the manufacturer conducts the studies and submits written reports to the FDA, and such studies meet the conditions of the Written Request. If granted, pediatric exclusivity extends any existing marketing exclusivity or patent protection for the product by an additional six months.

International Regulation

In addition to regulations in the United States, we could become subject to a variety of foreign regulations regarding development, approval, commercial sales and distribution of our products if we seek to market STS101 in other jurisdictions. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state fraud and abuse laws, including anti-kickback, false claims, civil monetary penalties laws, consumer protection and transparency laws as well as similar foreign laws in the jurisdictions outside the U.S. For example, the federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute. The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation. The federal

Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, certain other healthcare professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligation, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

European Union member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. No uniform policy exists for coverage and reimbursement for products exists among U.S. third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The process for determining whether a third-party payor will provide coverage for a product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligation imposed on patients. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Existing acute treatments for migraine are generally covered or reimbursed by third-party payers and, based on preliminary primary market research we have conducted with certain third-party payers, we believe that STS101, if approved, would qualify for coverage and reimbursement substantially similar to other branded acute treatments for migraine; however, such research is preliminary and we cannot guarantee the availability of coverage or adequacy of reimbursement at this time.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. Furthermore, there can be no assurance that a product will be considered medically reasonable and necessary for a specific indication, that a product will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability to sell a product profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2029 absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Further, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees

As of December 31, 2019, we had 17 employees, all of whom were full-time. None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relationship with our employees to be good.

Segment Information

We have one primary business activity and operate one reportable segment.

Facilities

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through April 30, 2021. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2022. We believe these facilities are sufficient for our near-term needs, and expect to expand to new and/or additional space as we grow. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable our expansion.

Legal Proceedings

We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on our company.

Corporate Information

We were founded on June 21, 2016 as a Delaware corporation under the name Satsuma Pharmaceuticals, Inc. Our principal executive offices are located at 400 Oyster Point Boulevard, Suite 221, South San Francisco, CA 94080, and our telephone number is (650) 410-3200. Our website address is www.satsumarx.com. The information on, or that can be accessed through, our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC. We have included our website address as an inactive textual reference only.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We have had significant operating losses since our inception. Our net losses for years ended December 31, 2019, 2018 and 2017 were approximately $28.2 million, $7.3 million and $5.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $43.0 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations. STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop STS101 through clinical trials and regulatory submissions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2019, we had resources consisting of cash, cash equivalents and marketable securities of $117.9 million. We believe our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2019 and through the end of 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine, which has not been approved for sale or commercial use. Currently, STS101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for pre-clinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the successful development, regulatory approval and commercialization of STS101, which may never occur. We may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that STS101 is safe and effective in our ongoing and planned Phase 3 clinical trials, and we may therefore fail to commercialize STS101. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available dihydroergotamine mesylate, or DHE, products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

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

We may also face competition from non-DHE acute treatments for migraine that have recently been approved. For instance, inhibition of CGRP is a therapeutic strategy for migraine.  CGRP is normally produced in neurons, but elevated levels of CGRP in the trigeminovascular system can have adverse effects on neurovascular and neurological function, leading to symptoms of migraine. Allergan’s ubrogepant and Biohaven’s rimegepant, both oral CGRP receptor antagonists, recently received FDA approval for  the acute treatment of migraine. Furthermore, Eli Lilly has recently received FDA approval for lasmiditan (REYVOW™), an oral 5HT1F agonist, for the acute treatment of migraine, and the product has recently been designated a Schedule V controlled substance by the U.S.

Drug Enforcement Agency, reflecting that it has potential for abuse.  In contrast with triptan and ergot alkaloid (including DHE) products, both CGRP and 5HT1F products are thought to act by mechanisms other than vasoconstriction and are thus not contraindicated in patients with certain cardiovascular diseases and conditions for whom triptan and ergot alkaloid treatments are not recommended.

Further, preventive treatment of migraine, if broadly adopted and used successfully, could reduce the need and demand for acute treatment options. Injectable formulations of anti-CGRP monoclonal antibodies (e.g. erenumab, fremanezumab, galcanezumab and eptinezumab) have been approved for prevention of migraine attacks and Allergan and Biohaven have also reported that they are conducting clinical trials of oral CGRP antagonists for prevention of migraine attacks. In addition, Alder Biopharmaceuticals recently announced it was commencing a study of its intravenously injected monoclonal CGRP antibody therapeutic, eptinezumab, which was approved in February 2020 by the FDA for prevention of migraine attacks, to evaluate it as an acute treatment for migraine.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either the proprietary dry-powder formulation of DHE component of STS101 or the proprietary pre-filled, single-use, nasal delivery device, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug or device components of STS101 on a clinical or commercial scale. We currently outsource all manufacturing and packaging of STS101 to third parties, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that our clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we are in the process of transferring the STS101 formulation manufacturing process from the supplier responsible for manufacturing the STS101 formulation for our Phase 3 EMERGE efficacy trial to a new supplier, who will be responsible for manufacturing the STS101 formulation for our Phase 3 safety trial and any commercial supplies, if STS101 is approved. There can be no assurance that we will not experience a disruption to the supply of the formulation for STS101 in connection with such transfer or that the transfer will be successful.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of December 31, 2019, there was $4.8 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. An additional $5.0 million term loan may be drawn by us in $1.0 million increments. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2019, we had 17 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We have applied, and we intend to continue applying, for patents covering aspects of STS101, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of STS101, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of January 31, 2020, we have an exclusive license to 6 issued U.S. patents and 9 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and own or have an exclusive license to various pending U.S. non-provisional patent applications, U.S. provisional patent applications, and pending foreign patent applications, and an international Patent Cooperation Treaty (PCT) patent application. All issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. The pending U.S. and foreign patent applications (including U.S. provisionals) relating to STS101 are solely owned by us or exclusively licensed from SNBL. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in issued patents relating to STS101 will not be found invalid or unenforceable if challenged.

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous U.S. state laws, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements

•

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that entered into effect on January 1, 2019, that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress.

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

In the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. In connection with the contemporaneous audits of our financial statements for the years ended December 31, 2017 and 2018, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. While we believe we have fully remediated the material weakness in our internal controls, if additional material weaknesses in our internal controls over financial reporting are identified in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm to our business.

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

As of December 31, 2019, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 78.5% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2019, we had outstanding a total of approximately 17.4 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO will expire on March 10, 2020, following which up to an additional approximately 11.3 million additional shares of common stock will be eligible for sale in the public market. The underwriters from our initial public offering may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The holders of approximately 10.9 million shares of our common stock, or approximately 65% of our total outstanding common stock as of December 31, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through April 30, 2021. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2022. We believe these facilities are sufficient for our near-term needs, and expect to expand to new and/or additional space as we grow. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable our expansion.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “STSA” since September 12, 2019. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of February 29, 2020, there were approximately 23 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

The following graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Satsuma Pharmaceuticals Inc. under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for an investment of $100, between September 12, 2019 (the date of our initial public offering) and December 31, 2019. The stockholder returns shown in the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, we are currently subject to covenants under our loan agreement with Silicon Valley Bank that place restrictions on our ability to pay dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

From January 1, 2019 through December 31, 2019, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 1-for-4.7 reverse stock split that occurred on September 11, 2019:

1.

In April 2019, we issued an aggregate of 6,889,986 shares of our Series B convertible preferred stock to sixteen accredited investors at $8.95444 per share for aggregate proceeds to us of approximately $61.7 million.

2.

Prior to filing our registration statement on Form S-8 in September 2019, we granted stock options and stock awards to employees, directors and consultants under our 2016 Equity Incentive plan, covering an aggregate of 904,886 shares of common stock, at a weighted average exercise price of $4.13 per share.

3.

Prior to filing our registration statement on Form S-8 in September 2019, we issued an aggregate of 267,210 shares of common stock at a weighted-average purchase price of $1.12 per share to employees, directors and consultants for aggregate proceeds to us of approximately $299,500 upon the exercise of stock options.

Use of Proceeds from Initial Public Offering

On September 12, 2019, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-233347), as amended, filed in connection with our initial public offering (“IPO”). The IPO closed on September 17, 2019 and we issued and sold 5,500,000 shares of our common stock at a price to the public of $15.00 per share, which did not include the issuance of any shares in connection with the exercise by the underwriters of their option to purchase up to 825,000 additional shares. We received gross proceeds from the IPO of approximately $82.5 million, before deducting underwriting discounts and commissions, and estimated offering expenses payable by us. In October 2019, we sold and issued an additional 552,116 shares of common stock at $15.00 per share to the underwriters of the IPO following the partial exercise of their option to purchase additional shares for gross proceeds of $8.3 million before underwriting discounts, commissions and offering costs. The managing underwriters of the offering were Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Evercore Group L.L.C. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 5, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Statements of Operations Data:
Operating expenses
Research and development	$24,196	$6,433	$4,193
General and administrative	4,685	1,082	754
Total operating expenses	$28,881	7,515	4,947
Loss from operations	$(28,881)	(7,515)	(4,947)
Interest income	1,189	72	30
Interest expense	(482)	(90)	(15)
Other income (expense), net	(1)	187	(240)
Net loss	$(28,175)	$(7,346)	$(5,172)
Unrealized gains on marketable securities	17	—	—
Comprehensive loss	(28,158)	(7,346)	(5,172)
Net loss per share attributable to common stockholders, basic and diluted	$(4.80)	$(7.15)	$(9.26)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	5,863,950	1,026,905	558,597

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$117,900	$5,205	$1,658
Working capital	106,773	3,439	214
Total assets	126,276	6,381	1,984
Long-term debt	4,930	4,965	—
Convertible preferred stock	—	11,648	5,528
Accumulated deficit	(43,001)	(14,826)	(7,480)
Total stockholders’ equity (deficit)	115,335	(12,132)	(5,432)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Financial Data” and our financial statements and the related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which can be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. We have completed a Phase 1 clinical trial in 42 healthy volunteers, in which STS101 demonstrated rapid and sustained DHE plasma concentrations within ranges previously associated with efficacy and safety in controlled studies of other DHE products, low pharmacokinetic variability, and a favorable safety and tolerability profile. In July 2019, we initiated our Phase 3 EMERGE efficacy trial of STS101 and expect to report topline data in the second half of 2020.

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

Our net losses were $28.2 million, $7.3 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $43.0 million.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $117.9 million. We believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2019.

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, directors and officers insurance, allocated overhead, including rent, debt service, equipment, depreciation, information technology costs, and utilities, and other general operating expenses not otherwise classified as research and development expenses.

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

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest related to our long-term debt, convertible note, and accretion of debt discount and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of changes in the fair value of convertible preferred stock tranche liability and the obligation to issue additional shares of common stock.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	2019	2018	Change	% Change
Operating expenses:
Research and development	$24,196	$6,433	$17,763	276%
General and administrative	4,685	1,082	3,603	333%
Loss from operations	(28,881)	(7,515)	(21,366)	284%
Interest income	1,189	72	1,117	1551%
Interest expense	(482)	(90)	(392)	436%
Other income (expense), net	(1)	187	(188)	-101%
Net loss	$(28,175)	$(7,346)	$(20,829)	284%

Research and Development Expenses

Research and development expenses increased by $17.8 million, or 276%, from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in research and development expenses was primarily due to an increase of $15.9 million in fees paid to CROs and CMOs as a result of increased clinical and non-clinical trial activities, an increase of $1.0 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount partially offset with payroll tax credit, an increase of $0.8 million in allocated overhead, including depreciation and travel expenses and an increase of $0.1 million of other research and development related expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 333%, from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to an increase of $1.1 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, and an increase of $2.5 million of professional fees for legal, consulting, accounting, tax and other services.

Interest Income

Interest income increased by $1.1 million from the year ended December 31, 2018 to the year ended December 31, 2019, which was primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased as a result of the net proceeds from our Series B convertible preferred stock in April 2019 and IPO in September 2019.

Interest Expense

Interest expense increased by $0.4 million from the year ended December 31, 2018 to the year ended December 31, 2019, which was primarily attributable to interest expense related to our long-term debt, including accretion of debt discount and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net decreased by $0.2 million from the year ended December 31, 2018 to the year ended December 31, 2019, which was primarily due to a decrease in the fair value of the convertible preferred stock tranche liability of $0.3 million during the year ended December 31, 2018 partially offset with change in fair value of SNBL grant liability of $0.1 million.

Comparison of the Years Ended December 31, 2018 and 2017

	2018	2017	Change	% Change
Operating expenses:
Research and development	$6,433	$4,193	$2,240	53%
General and administrative	1,082	754	328	44%
Loss from operations	(7,515)	(4,947)	(2,568)	52%
Interest income	72	30	42	140%
Interest expense	(90)	(15)	(75)	500%
Other income (expense), net	187	(240)	427	(178%)
Net loss	$(7,346)	$(5,172)	$(2,174)	42%

Research and Development Expenses

Research and development expenses increased by $2.2 million, or 53%, from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in research and development expenses was primarily due to an increase of $1.3 million in fees paid to CROs and CMOs, and an increase of $0.9 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 44%, from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to an increase of $0.1 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, and an increase of $0.1 million of professional fees for legal, consulting, accounting, tax and other services.

Interest Income

Interest income increased by less than $0.1 million from the year ended December 31, 2017 to the year ended December 31, 2018, which was primarily attributable to interest income from cash and cash equivalents.

Interest Expense

Interest expense increased by $0.1 million from the year ended December 31, 2017 to the year ended December 31, 2018, which was primarily attributable to interest expense related to our long-term debt, including accretion of debt discount and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net increased by $0.4 million from the year ended December 31, 2017 to the year ended December 31, 2018, which was primarily due to a decrease in the fair value of the convertible preferred stock tranche liability of $0.3 million during the year ended December 31, 2018.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Prior to the completion of our IPO in September 2019, we had funded our operations since our inception primarily through private placements of convertible preferred stock, a convertible promissory note, and long-term debt. We do not have any products approved for sale and have never generated any revenue. In August 2016, we received $0.1 million under a convertible promissory note. We received gross cash proceeds of $6.0 million from the sale and issuance of Series A convertible preferred stock during the year ended December 31, 2016, and gross cash proceeds of $6.0 million from the sale and issuance of Series A convertible preferred stock during the year ended December 31, 2018. In April 2019, we received gross cash proceeds of $61.7 million from the sale and issuance of Series B convertible preferred stock. We also entered into the credit facility described below with Silicon Valley Bank.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $28.2 million, $7.3 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2019.

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

We will continue to require additional capital to develop STS101 and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•	the scope, timing, rate of progress, results and costs of our clinical trials for STS101;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of STS101;
•	the cost of building a sales force in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending
•	intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the
•	development and commercialization of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of STS101, if approved.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,637)	$(6,981)	$(4,321)
Investing activities	$(95,876)	$(402)	$(58)
Financing activities	$143,063	$10,930	$—
Net increase (decrease) in cash and cash equivalents	$17,550	$3,547	$(4,379)

Cash Flows used in Operating Activities

Net cash used in operating activities was $29.6 million for the year ended December 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $28.2 million, adjusted for an increase in prepaid expenses and other assets of $6.5 million and a decrease of other non-current liabilities by $0.1 million, net amortization of premiums and discounts on marketable securities of $0.1 million, which amounts were partially offset by an increase in accounts payable of $4.0 million, an increase in accrued and other liabilities of $0.2 million, depreciation expense of $0.1 million, stock-based compensation expense of $0.7 million, non-cash interest expense and amortization of debt discount and issuance costs of $0.1 million. The increase in accounts payable resulted from the timing of payments to our service providers. The increase in accrued and other liabilities was primarily due to an increase in accrued research and development and accrued compensation.

Net cash used in operating activities was $7.0 million for the year ended December 31, 2018. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $7.3 million, adjusted for changes in fair value of convertible preferred stock tranche liability of $0.3 million, an increase in prepaid expenses and other assets of $0.5 million, a decrease in accounts payable of $0.2 million, which amounts were partially offset by depreciation expense of $0.1 million, change in the fair value of the obligation to issue additional common stock by $0.1 million, stock-based compensation expense of $0.2 million, and an increase in accrued and other liabilities of $0.9 million. The decrease in accounts payable resulted from the timing of payments to our service providers. The increase in accrued and other liabilities was primarily due to an increase in accrued research and development and accrued compensation.

Net cash used in operating activities was $4.3 million for the year ended December 31, 2017. Cash used in operating activities was primarily due to the use of funds to develop STS101, which resulted in a net loss of $5.2 million, adjusted for an increase in prepaid expenses and other assets of $0.3 million, which amounts were partially offset by a change in the fair value of the obligation to issue additional shares of common stock of $0.2 million, stock-based compensation expense of $0.1 million, an increase in accrued and other liabilities of $0.4 million, and an increase in accounts payable of $0.4 million. The increase in accrued and other liabilities was primarily due to an increase in accrued research and development and accrued compensation. The increase in accounts payable resulted from the timing of payments to our service providers.

Cash Flows used in Investing Activities

Net cash used in investing activities was $95.9 million for the year ended December 31, 2019, which consisted of purchases of marketable securities of $99.9 million, which amounts were partially offset by proceeds from maturities of marketable securities of $4.5 million and purchases of property and equipment of $0.5 million.

Net cash used in investing activities was $0.4 million for the year ended December 31, 2018, which consisted of $0.4 million used to purchase property and equipment.

Net cash used in investing activities was $0.1 million for the year ended December 31, 2017, which consisted of $0.1 million used to purchase property and equipment.

Cash Flows provided by Financing Activities

Net cash provided by financing activities was $143.1 million for the year ended December 31, 2019, which consisted of $61.5 million of net cash proceeds from our issuance of Series B convertible preferred stock, $81.4 million of net cash proceeds from our IPO and $0.3 million from exercise of stock options, partially offset by repayment of debt of 0.2 million.

Net cash provided by financing activities was $10.9 million for the year ended December 31, 2018, which consisted of $6.0 million of net cash proceeds from the issuance of Series A convertible preferred stock and borrowings of $4.9 million under our long-term debt facility with Silicon Valley Bank, net of issuance costs.

We did not undertake any financing activities in the year ended December 31, 2017.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period (in thousands)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$299	$278	$—	$—	$577
Long-term debt obligations (2)	2,269	3,229	—	—	5,498
Total contractual obligations	$2,568	$3,507	$—	$—	$6,075

(1)

We lease our office facilities in South San Francisco, California under non-cancelable operating leases through April 2021. There is an option to renew for an additional three years. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

In July 2019, we entered into a lease agreement to lease another office space in North Carolina. Тhe lease term is three years and the lease expires in July 2022.

(2)

In October 2018, we entered into the Loan Agreement with Silicon Valley Bank. The Loan Agreement provides for loan advances of up to $10.0 million. The first advance of $5.0 million was drawn down during the year ended December 31, 2018. The loan is repayable commencing on December 1, 2019 in 30 monthly payments through maturity. In addition to regular monthly payments, a final payment equal to the original amount of the loan multiplied by 5.0% is due on the earliest to occur of (a) May 1, 2020 or (b) the prepayment in full of the loan. We repaid $0.2 million of the loan in December 2019.

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, manufacturing and testing and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Under the terms of our license agreement with Shin Nippon Biomedical Laboratories, Ltd., or SNBL, we have agreed to make royalty payments based on a low single-digit percentage of worldwide net sales of certain products covered thereby, payable on a product-by-product and country-by-country basis until the latest of the expiration of the last-to-expire patent covering such product and the ten-year anniversary of the first commercial sale of such product in such country. No upfront or milestone payments are otherwise owed pursuant to the license agreement.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 1 to the financial statements included elsewhere in this Annual Report on Form 10-K.

Accrued Research and Development

We monitor the activity under its various agreements with CROs, CMOs and other service providers to the extent possible through communication with each service provider, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. These estimates may or may not match the actual services performed by the service providers. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to service providers under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur. Estimates of the fair value of equity awards as of the grant date using valuation models such as the Black-Scholes option pricing model are affected by assumptions with a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:

•

Expected Term – The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

•

Expected Volatility – For all stock options granted to date, the volatility data was estimated based on a study of publicly traded industry peer companies as we did not have any trading history for our common stock. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, we measured historical volatility over a period equivalent to the expected term. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on our common stock. Accordingly, we have estimated the dividend yield to be zero.

•

Risk-Free Interest Rate – The risk-free interest rate is based on the yield available on U.S. Treasury instruments whose term is similar in duration to the expected term of the respective stock option.

Common Stock Valuations

Prior to our IPO, the estimated fair value of the common stock underlying our stock options and stock awards was determined at each grant date by our board of directors, with assistance from management and external appraisers. All options to purchase shares of our common stock were intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant. The approach to estimate the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

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

Recent Accounting Pronouncements See “Organization and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $117.9 million, consisting of interest-bearing money market funds, investments in corporate bonds, overnight repurchase agreements, and asset-backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Satsuma Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Satsuma Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Diego, California
March 10, 2020

SATSUMA PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$22,755	$5,205
Short-term marketable securities	84,942	—
Prepaid expenses and other current assets	7,047	199
Total current assets	114,744	5,404
Property and equipment, net	832	445
Long-term marketable securities	10,203	—
Other non-current assets	497	532
Total assets	$126,276	$6,381
Liabilities
Accounts payable	$4,282	$327
Accrued and other current liabilities	1,710	1,497
Current portion of long-term debt	1,979	141
Total current liabilities	7,971	1,965
Long-term debt	2,951	4,824
Other noncurrent liabilities	19	76
Total liabilities	10,941	6,865
Commitments and Contingencies (Note 8)
Series A convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2019 and 3,191,489 shares authorized as of December 31, 2018; no shares issued and outstanding as of December 31, 2019 and 3,046,355 shares issued and outstanding as of December 31, 2018; liquidation value of $0 as of December 31, 2019 and $12,134 as of December 31, 2018	—	11,648
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares and 5,319,148 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 17,382,047 shares and 1,083,280 shares issued and outstanding as of December 31, 2019 and December 31, 2018	2	1
Additional paid-in-capital	158,317	2,693
Accumulated other comprehensive income	17	—
Accumulated deficit	(43,001)	(14,826)
Total stockholders’ equity (deficit)	115,335	(12,132)
Total liabilities, convertible preferred stock and stockholders equity (deficit)	$126,276	$6,381

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses
Research and development	$24,196	$6,433	$4,193
General and administrative	4,685	1,082	754
Total operating expenses	$28,881	$7,515	$4,947
Loss from operations	(28,881)	(7,515)	(4,947)
Interest income	1,189	72	30
Interest expense	(482)	(90)	(15)
Other income (expense), net	(1)	187	(240)
Net loss	$(28,175)	$(7,346)	$(5,172)
Unrealized gains on marketable securities	17	—	—
Comprehensive loss	$(28,158)	$(7,346)	(5,172)
Net loss per share attributable to common stockholders, basic and diluted	$(4.80)	$(7.15)	$(9.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,863,950	1,026,905	558,597

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances at January 1, 2017	1,506,307	$5,528	542,553	$—	$1,982	$(2,308)	$—	$(326)
Vesting of restricted stock	—	—	31,915	—	—	—	—	—
Stock-based compensation	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	(5,172)	—	(5,172)
Balances at December 31, 2017	1,506,307	5,528	574,468	—	2,048	(7,480)	—	(5,432)
Vesting of restricted stock	—	—	31,915	—	—	—	—	—
Issuance of common stock on settlement of obligation to issue additional common stock	—	—	476,897	1	471	—	—	472
Common stock warrants issued in connection with long-term debt	—	—	—	—	4	—	—	4
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $14	1,506,307	5,986	—	—	—	—	—	—
Conversion of convertible note into Series A convertible preferred stock, including interest of $8 adjusted for derivative liability of $27	33,741	134	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	170	—	—	170
Net loss	—	—	—	—	—	(7,346)	—	(7,346)
Balances at December 31, 2018	3,046,355	11,648	1,083,280	1	2,693	(14,826)	—	(12,132)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $206	6,889,986	61,490	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(9,936,341)	(73,138)	9,936,341	1	73,137	—	—	73,138
Issuance of common stock upon initial public offering, net of issuance cost	—	—	6,052,116	—	81,435	—	—	81,435
Vesting of restricted stock	—	—	31,914	—	—	—	—	—
Stock-based compensation	—	—	—	—	747	—	—	747
Issuance of common stock upon exercise of stock options	—	—	273,595	—	305	—	—	305
Other comprehensive income	—	—	—	—	—	—	17	17
Issuance of common stock upon net exercise of common stock warrants	—	—	4,801	—	—	—	—	—
Net loss	—	—	—	—	—	(28,175)	—	(28,175)
Balances at December 31, 2019	—	$—	17,382,047	$2	$158,317	$(43,001)	$17	$115,335

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(28,175)	$(7,346)	$(5,172)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	141	57	10
Non-cash interest expense, and amortization of debt discount and issuance costs	132	28	15
Net amortization of premiums and accretion of discounts on marketable securities	(127)	—	—
Stock-based compensation	747	170	66
Loss on disposal of assets	3	—	—
Change in fair value of derivative liability	—	1	7
Change in fair value of obligation to issue additional common stock	—	101	232
Change in fair value of convertible preferred stock tranche liability	—	(291)	—
Loss on extinguishment of convertible note	—	4	—
Changes in assets and liabilities
Prepaid expenses and other assets	(6,489)	(475)	(254)
Accounts payable	3,984	(177)	363
Accrued and other current liabilities	203	924	412
Other non-current liabilities	(56)	23	—
Net cash used in operating activities	(29,637)	(6,981)	(4,321)
Cash flows from investing activities
Purchases of marketable securities	(99,855)	—	—
Proceeds from maturities of available-for-sale securities	4,530	—	—
Purchases of property and equipment	(551)	(402)	(58)
Net cash used in investing activities	(95,876)	(402)	(58)
Cash flows from financing activities
Borrowings, net of issuance costs	—	4,944	—
Repayment of debt	(167)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	61,490	5,986	—
Proceeds from initial public offering	81,435	—	—
Proceeds from exercise of common stock options	305	—	—
Net cash provided by financing activities	143,063	10,930	—
Net increase (decrease) in cash and cash equivalents	17,550	3,547	(4,379)
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	5,205	1,658	6,037
Cash and cash equivalents, at end of period	$22,755	$5,205	$1,658
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$4	$1
Cash paid for interest	$347	$34	$—
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$9	$29	$22
Issuance of common stock warrants in connection with long-term debt	$—	$4	$—
Conversion of redeemable convertible preferred stock into common stock	$73,138	$—	$—
Conversion of convertible note and accrued interest into preferred stock	$—	$134	$—
Issuance of common stock to settle liability for obligation to issue additional common stock	$—	$471	$—

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Financial Statements

(in thousands, except share and per share data)

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

Initial Public Offering

On September 12, 2019, the Company’s registration statement on Form S-1 (File No. 333-233347) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on September 17, 2019 at which time the Company issued 5,500,000 shares of its common stock at a price of $15.00 per share, which did not include the issuance of any shares in connection with the exercise by the underwriters of their option to purchase up to 825,000 additional shares. The Company received an aggregate of $82.5 million gross proceeds, before underwriting discounts, commissions and offering costs. In addition, upon closing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 9,936,341 shares of common stock. In connection with the completion of its IPO, on September 12, 2019, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. In October 2019, the Company sold and issued an additional 552,116 shares of common stock at $15.00 per share to the underwriters of the IPO following the partial exercise of their option to purchase additional shares for gross proceeds of $8.3 million before underwriting discounts, commissions and offering costs.

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

There can be no assurance that the Company’s development of STS101 will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that STS101 will obtain necessary government regulatory approval or that STS101 will be commercially viable, if approved. Even if STS101 development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biopharmaceutical companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $43.0 million as of December 31, 2019. The Company has historically financed its operations primarily through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and sale of common stock in the IPO. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2019, the Company had cash, cash equivalents and marketable securities of $117.9 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these annual financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Reverse Stock Split

On September 11, 2019, the Company effected a 1-for-4.7 reverse stock split of the Company’s common stock and convertible preferred stock. All issued and outstanding common stock, convertible preferred stock, stock options and per share amounts contained in the accompanying financial statements and notes to the financial statements have been retroactively adjusted to give effect to the stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates include the accrual of research and development expenses, valuation of the convertible preferred stock tranche liability, obligation to issue additional common stock, deferred tax assets, useful lives of property and equipment and the fair value of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates and assumptions.

Segments

The Company operates and manages its business as a single operating and reportable segment, which is the business of developing, seeking regulatory approval for and commercializing STS101 for the acute treatment of migraine. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. No product revenue has been generated since its inception and all of the Company’s long-lived assets are located in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Marketable Debt Securities

The Company determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. All marketable debt securities are considered available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale debt securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Other income (expense), net, includes amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all its investments for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its accounting basis and the decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline.

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term marketable securities. Substantially all the Company’s cash is held by one financial institution that management believes to be of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in marketable securities and money market funds. The Company has not experienced any credit losses on its deposits of cash or cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying amounts of the convertible preferred stock tranche liability and the obligation to issue additional common stock represent their fair value.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows which the asset or asset group is expected to generate. If the asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There have been no such impairments of long-lived assets during the years ended December 31, 2019 and December 31, 2018.

Convertible Preferred Stock

The Company records all shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs, or residual value, if issued together with other instruments that are remeasured to fair value on a recurring basis. The convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger or acquisition or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the convertible preferred stock will become redeemable at the option of the holders of at least a majority of the then outstanding shares of such preferred stock. All outstanding shares of convertible preferred stock converted into common stock upon effectiveness of the IPO.

Convertible Preferred Stock Tranche Liability

The Company was obligated to issue additional shares of Series A convertible preferred stock at future dates pursuant to the Series A convertible preferred stock purchase agreement. This obligation was determined to be a freestanding instrument that should be accounted for as a liability. At initial recognition, the Company recorded the convertible preferred stock tranche liability on the balance sheet at its fair value. The liability was subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss until it was extinguished upon issuance of Series A convertible preferred stock in February 2018 (see Note 7).

Obligation to Issue Additional Common Stock

The obligation to issue additional common stock to Shin Nippon Biomedical Laboratories, Ltd., or SNBL, pursuant to the Series A convertible preferred stock financing documents (the “SNBL Grant”), was accounted and classified as a liability as it was not indexed to the Company’s stock, specifically because the settlement amount of the SNBL Grant could be affected by future issuance of equity shares or potential equity shares. Therefore, the obligation to issue additional shares of common stock to SNBL was initially measured at fair value and subsequently remeasured at fair value at each reporting date until it was extinguished upon issuance of common stock in February 2018, with changes in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

Research and Development Expenses

The Company’s research and development expenses consist primarily of payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees, fees paid to third parties to conduct preclinical and clinical studies and other research and development activities on behalf of the Company, including CROs, CMOs and other service providers, costs for licenses, and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. The Company charges all research and development costs, both internal and external, to research and development expenses within the statements of operations and comprehensive loss as incurred. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are also expensed as incurred.

Accrued Research and Development

The Company monitors the activity under its various agreements with CROs, CMOs and other service providers to the extent possible through communication with each service provider, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. These estimates may or may not match the actual services performed by the service providers. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to service providers under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the balance sheet until the services are rendered.

Stock-Based Compensation

The Company maintains incentive plans under which incentive stock options and nonqualified stock options may be granted to employees and non-employee service providers. The Company accounts for all shared-based awards granted to employees and non-employees based on the fair value on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur. Generally, the Company issues awards with only service-based vesting conditions. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense using the straight-line method. The Company recognizes expense for awards subject to performance-based milestones over the requisite service period, using the accelerated attribution method, once the performance condition becomes probable of being achieved. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date.

Estimating fair value of stock-based awards using an option pricing model requires input of subjective assumptions, including fair value of the Company’s common stock, and, for stock options, expected term of options and stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s estimates, involve inherent uncertainties and require application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. In 2019, the Company recorded unrealized gains on marketable securities of less than $0.1 million in other comprehensive income (loss). In 2018 and 2017, there were no components of other comprehensive income (loss) or accumulated comprehensive income (loss) and the net loss was equal to the comprehensive loss.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible preferred stock tranche liability, obligation to issue additional common stock, convertible note, stock options and common stock subject to repurchase related to unvested restricted stock awards are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Income Taxes

Income taxes are recorded using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company’s tax positions are subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2021, and all interim periods within. The Company will adopt this ASU on January 1, 2021. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. In November 2019, the FASB issued ASU 2019-10, which delays the adoption dates for ASU 2016-02 for non-public entities. The Company is currently evaluating the impact the adoption of these ASUs will have on its financial statements and related disclosures. The Company expects to recognize a right-of-use asset and corresponding lease liability for its real estate operating leases upon adoption. See Note 8 for more information related to the Company’s lease obligations, which are presented on an undiscounted basis therein.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses, which was subsequently updated by ASU 2019-04, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, the FASB issued ASU No. 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is a SRC for fiscal year 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No.2018-13 (Topic 820), Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurement in Topic 820. For public entities, ASU 2018-013 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt this ASU on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

2.	Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

As of December 31, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,062	$—	$—	$10,062
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	—	64,285	—	64,285
Asset backed securities	—	20,781	—	20,781
Marketable securities	24,062	85,066	—	109,128
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$32,792	$85,066	$—	$117,858

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,062	$1	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	64,285	17	(7)	64,295
Asset backed securities	20,781	7	(1)	20,787
Marketable securities	109,128	25	(8)	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$117,858	$25	$(8)	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2018, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds (1)	$5,184	$—	$—	$5,184
Total fair value of assets	$5,184	$—	$—	$5,184

(1)	Included in cash and cash equivalents on the balance sheet.

The following tables set forth the changes in the fair value of Level 3 financial liabilities (in thousands):

	Convertible Preferred Stock Tranche Liability	Obligation to Issue Additional Common Stock
Fair value at January 1, 2017	$291	$138
Change in fair value included in other income (expense), net	—	232
Fair value as of December 31, 2017	$291	$370
Change in fair value included in other income (expense), net	(291)	102
Settlement of obligation	—	(472)
Fair value as of December 31, 2018	$—	$—

The Company used the Black-Scholes option pricing model to estimate the fair value of the convertible preferred stock tranche liability (see Note 7). The Company used the fair value of the Company’s common stock to estimate the fair value of the obligation to issue additional common stock (see Note 14).

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands, except years):

		December 31,
	Useful Life (In Years)	2019	2018
Furniture and fixtures	3	$58	$13
Leasehold improvements	Shorter of useful life or lease term	62	7
Machinery and equipment	3-5	805	375
Tooling	3-5	102	117
		1,027	512
Less: Accumulated depreciation		(195)	(67)
		$832	$445

Depreciation is computed using the straight-line method. Depreciation expense was $0.1 million, $0.1 million and less than $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4.	Accrued Liabilities and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued salaries and benefits	$1,145	$553
Accrued research and development expenses	88	772
Accrued professional services	248	85
Accrued interest	27	29
Other	202	58
	$1,710	$1,497

5.	Convertible Note

On August 1, 2016, the Company issued a $0.1 million convertible promissory note (the “Convertible Note”) to one of its founders and existing shareholders (see Note 14) bearing simple interest at 5.0% per annum. The outstanding amount was due and payable upon the earlier of (i) a demand made by the investor after the two-year anniversary of the initial issuance, or (ii) the continued occurrence of an event of default when declared due and payable by the investor.

The Convertible Note was amended on December 16, 2016 to redefine the automatic conversion trigger from a qualified financing before the maturity date of $7.0 million to the occurrence of the subsequent closing as defined in the Series A Preferred Stock Purchase Agreement dated December 16, 2016.

The Convertible Note included an embedded derivative that was required to be bifurcated and accounted for separately as a derivative liability. The derivative instrument was measured at fair value and recorded as a discount to the Convertible Note. The discount was amortized to interest expense over the term of the Convertible Note using the effective interest rate and the derivative liability was remeasured at each reporting period, with changes in value recorded to other income (expense), net on the Company’s statements of operations and comprehensive loss. The estimated fair value of the derivative instrument was immaterial as of the issuance date and December 31, 2017, due to the probability of occurrence of the underlying events being remote.

Upon the subsequent financing, which occurred in February 2018 (see Note 9), the Convertible Note, including all accrued interest of less than $0.1 million at the date of the subsequent financing, converted into 33,741 shares of Series A preferred stock at $3.187 per share, which was equal to 80.0% of the price per share paid by the cash purchasers. The conversion of the Convertible Note was accounted for as an extinguishment with the loss on extinguishment of the Convertible Note of less than $0.1 million recorded in other income (expense), net on the Company’s statements of operations and comprehensive loss. Total interest expense for each of the years ended December 31, 2017 and December 31, 2018 was less than $0.1 million. At December 31, 2017, accrued interest expense of less than $0.1 million was included in accrued liabilities on the Company’s balance sheet. Amortization of debt discount for each of the years ended December 31, 2017 and December 31, 2018 was less than $0.1 million and was accounted for as interest expense on the Company’s statements of operations and comprehensive loss. Loss on revaluation of derivative liability for each of the years ended December 31, 2017 and December 31, 2018 was less than $0.1 million.

6.	Long-Term Debt

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

Principal on the Term A Loan is repayable commencing on December 1, 2019 in 30 monthly payments through maturity, however if a Term B Loan advance is made, then the Term A Loan will be repayable in 24 monthly payments commencing on June 1, 2020. The Term B Loan, if drawn, will be repayable in 24 monthly payments commencing on June 1, 2020. In addition to regular monthly payments, a final payment equal to the original principal amount of the Term Loans multiplied by 5.0% is due on the earliest to occur of (a) May 1, 2020 or (b) the prepayment in full of the term loan advances. The Company has the option to prepay the term loan advances with a prepayment premium of 3.0% of the outstanding principal if prepayment is made prior to October 26, 2019, 2.0% of the outstanding principal if prepayment is made after October 26, 2019 but before October 26, 2020, and 1.0% of the outstanding principal if prepayment is made after October 26, 2020 but before May 1, 2020. The repayment of term loan advances will be accelerated upon occurrence of an event of default. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict the ability of the Company to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.

As of December 31, 2019, the term loan advances, net of debt discount and debt issuance costs, were $4.9 million and are included in current portion of long-term debt and long-term debt on the Company’s balance sheet. In December 2019, the Company repaid $0.2 million of term loan.

As of December 31, 2019, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2020	$2,000
2021	2,000
2022	833
Total future maturities of debt	$4,833

In accordance with the terms of the Loan Agreement, on October 26, 2018, the Company issued warrants to purchase 10,232 shares of the Company’s common stock at an exercise price of $1.04 per share with a term of 10 years. The Company will be obligated to issue additional warrants to purchase up to a maximum aggregate amount of shares of the Company’s common stock equal to 0.15% of the Company’s fully-diluted capitalization in connection with drawdowns of the Term B Loan at an exercise price equal to the latest valuation of the Company’s common stock or if the Company’s common stock is publicly traded, the lower of the trailing 10-day average closing share price of the Company’s common stock prior to the first Term B Loan advance or the closing price per share on the day prior to the first Term B Loan advance (“Term B Warrants”). The Term B Warrants are considered issued and outstanding for accounting purposes on execution of the Loan Agreement. The warrants were accounted for and classified as equity at fair value using the following assumptions under the Option Pricing Model (“OPM”):

Year Ended December 31, 2018
Expected term (years)	10.0
Expected volatility	74.8%
Risk-free interest rate	3.1%
Dividend yield	0%

The proceeds from the Term A Loan advance were allocated to the debt and the warrants based on their relative fair values. The resulting debt discount of less than $0.1 million is being recognized as interest expense over the term of the loan of 3.6 years using the effective interest method.

The Company incurred debt issuance costs of $0.1 million, which is presented as reduction of the Term A Loan advance, consistent with the presentation of debt discount. Debt issuance cost and final payment of $0.3 million is recognized as additional interest expense using the effective interest method over the term of the loan.

7.	Convertible Preferred Stock Tranche Liability

In December 2016, the Company executed a Series A Preferred Stock Purchase Agreement to sell shares of Series A convertible preferred stock. The Series A convertible preferred stock issuance was structured in two tranches: (i) 1,506,307 shares at $3.9833 per share (the “First Tranche”) and (ii) 1,506,307 shares at $3.9833 per share on achieving a certain development milestone by the Company or at the option of First Tranche investors at any time before such milestone is achieved (the “Second Tranche”). In December 2016, the Company recognized a convertible preferred stock tranche liability for the First Tranche investors’ right to purchase from the Company, on the same terms, additional shares of Series A convertible preferred stock. The convertible preferred stock tranche liability was valued using the OPM, which resulted in an initial fair value of $0.3 million for the Company’s obligation to sell the convertible preferred stock related to the Second Tranche. On December 31, 2017, the convertible preferred stock tranche liability was revalued, and the Company recorded a gain of less than $0.1 million in other income (expense), net for the year then ended.

On February 1, 2018, the Company issued an additional 1,506,307 shares of Series A convertible preferred stock at $3.9833 per share thereby extinguishing the convertible preferred stock tranche liability for the Second Tranche. Immediately prior to the closing of the Second Tranche, the Company remeasured the convertible preferred stock tranche liability to its then fair value of $0 and recorded a gain of $0.3 million in other income (expense), net.

8.	Commitments and Contingencies

Operating Leases

The Company entered into a one-year lease agreement for office space in South San Francisco, California. Total rent payment under the agreement, which ran from January 1, 2017 to December 31, 2017, was $0.1 million.

On January 9, 2018, the Company entered into an office lease agreement for office space in South San Francisco, California. The lease term is through April 30, 2021. There is an option to renew for an additional three years.

On December 8, 2018, the Company entered into an office lease agreement for office space in North Carolina. The lease commenced on January 2, 2019 and the lease term was through June 30, 2019. There was an option to renew for two additional periods of three months each. On March 14, 2019, the Company entered into an amendment to the lease agreement for the office space in North Carolina to lease additional workspace at the same address over the same lease term. The lease was terminated on September 30, 2019.

In July 2019, the Company entered into a lease agreement to lease another office space in North Carolina. Тhe lease term for this office space is three years and the lease expires in July 2022.

Rent expense was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, less than $0.1 million of deferred rent representing future minimum rental payments for leases with scheduled rent escalations was included in accrued and other current liabilities and other noncurrent liabilities on the Company’s balance sheet.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$299
2021	195
2022	83
Total minimum lease payments	$577

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made, and these expenditures can be reasonably estimated. As of December 31, 2019, December 31, 2018 and December 31, 2017, the Company did not believe that any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is minimal.

9.	Convertible Preferred Stock

The Company has authorized 10,000,000 shares of convertible preferred stock, $0.0001 par value.

In December 2016, the Company issued 1,506,307 shares of its Series A convertible preferred stock at $3.9833 per share to existing investors for proceeds of $5.8 million which was net of issuance costs of $0.2 million.

In February 2018, the Company issued 1,506,307 shares of its Series A convertible preferred stock at $3.9833 per share to existing investors for proceeds of $6.0 million, which was net of issuance costs of less than $0.1 million. The Convertible Note was exchanged for 33,741 shares of Series A convertible preferred stock at $3.187 per share, reflecting accrued interest of less than $0.1 million and a 20% discount to the purchase price per share paid by the cash investors.

In April 2019, the Company issued 6,889,986 shares of its Series B convertible preferred stock at $8.95444 per share to certain investors for gross proceeds of $61.7 million.

Upon the closing of the IPO in September 2019, all outstanding shares of the redeemable convertible preferred stock converted into 9,936,341 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no issued and outstanding redeemable convertible preferred stock as of December 31, 2019.

Issued and outstanding redeemable convertible preferred stock and its principal terms as of December 31, 2018 were as follows (in thousands, except share and per share amounts):

	Redeemable Convertible Preferred Stock		Liquidation	Carrying	Original
	Authorized	Outstanding	Value	Amount	Issue Price
Series A convertible preferred stock	3,191,489	3,046,355	$12,134	$11,648	$3.9833
	3,191,489	3,046,355	$12,134	$11,648

The holders of the convertible preferred stock have various rights and preferences as follows:

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a deemed liquidation event, the holders of the convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock by reason of their ownership of such stock, an amount per share for each share of convertible preferred stock held by them equal to the greater of (i) $3.9833 per share (subject to adjustment from time to time for recapitalization), plus all declared but unpaid dividends (if any) on such share of convertible preferred stock, or (ii) such amount per share as would have been payable had all shares of convertible preferred stock been converted into common stock immediately prior to such liquidation. If available assets were insufficient to pay the full liquidation preference of the series of convertible preferred stock, the assets available for distribution to holders of such preferred stock would be distributed among such holders on a pro rata basis. Any remaining funds and assets of the Company legally available for distribution would have been distributed pro rata to the common shareholders in proportion to the number of shares of common stock held by them. Shares of convertible preferred stock were not entitled to convert into shares of common stock in order to participate in any distribution, as shares of common stock, without first foregoing participation in the distribution as shares of convertible preferred stock.

Conversion

Each share of convertible preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder. The conversion price was determined by dividing the original issuance price applicable to each series of convertible preferred stock, adjusted for any anti-dilution adjustments, by the applicable conversion price for such series. The Company’s convertible preferred stock was convertible into the Company’s shares of common stock on a one-for-one basis.

The shares were to automatically convert into fully-paid non-assessable shares of common stock at the conversion rate (a) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”) provided that the aggregate gross proceeds to the Company are not less than $25.0 million and the per share price is at least three times the original issuance price (a “Qualified IPO”), or (b) at the time upon the receipt of a written request for conversion from the holders of at least a majority of the convertible preferred stock outstanding.

Dividends

In any calendar year, the holders of outstanding shares of convertible preferred stock were entitled to receive dividends, when, as and if declared by the Company’s board of directors (the “Board of Directors”), at a rate of $0.32 per share, in preference and priority to any declaration, set aside or payment of any distribution on common stock of the Company. The right to receive dividends on shares of convertible preferred stock was not cumulative, and no right to dividends accrued to holders of preferred stock unless dividends were declared.

Voting

The holders of convertible preferred stock had one vote for each full share of common stock into which their respective shares of convertible preferred stock could then be converted.

Redemption and Balance Sheet Classification

The convertible preferred stock was recorded as temporary equity because while it was not mandatorily redeemable, it would become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control.

10.	Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share.

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2019	2018
Conversion of Series A convertible preferred stock	—	3,046,355
Exercise of common stock warrants	5,116	10,232
Exercise of outstanding options	1,568,874	829,775
Shares of common stock available for grant under the 2019 Plan	1,778,044	—
Shares of common stock available for grant under the 2016 Plan	—	114,905
Total	3,352,034	4,001,267

11.	Stock-Based Compensation

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

2016 Incentive Award Plan

In 2016, the Company established its 2016 Equity Incentive Plan (the “2016 Plan”) which provides for the granting of stock options to employees and consultants of the Company. Awards granted under the 2016 Plan may be either incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), or restricted stock units (“RSUs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants.

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

In January 2020, the number of shares of common stock available for issuance under the 2019 Plan was increased by 695,281 shares as a result of the automatic increase provision in the 2019 Plan.

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2017	408,510
Additional shares authorized	127,659
Options granted	(429,781)	429,781	$0.89	9.32
Balance, December 31, 2017	106,388	429,781	$0.89
Additional shares authorized	408,511
Options granted	(402,121)	402,121	$1.04	9.32
Options cancelled	2,127	(2,127)	$0.90
Balance, December 31, 2018	114,905	829,775	$0.97	8.82
Additional shares authorized	2,675,833
Options granted	(1,028,118)	1,028,118	$4.96	9.38
Options exercised	—	(273,595)	$1.13
Options cancelled	15,424	(15,424)	$1.04
Balance, December 31, 2019	1,778,044	1,568,874	$3.55	8.85
Exercisable as of December 31, 2019	433,396
Vested and expected to vest, December 31, 2019	1,568,874

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, December 2018 and December 31, 2017 was $3.44, $0.66 and $0.56 per share, respectively.

As of December 31, 2019, the total unrecognized stock-based compensation expense for stock options was $3.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The total fair value of options vested for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $0.7, $0.2 million and less than $0.1 million, respectively.

The Company accounts for forfeitures as they occur.

The following table summarizes information about stock options outstanding as of December 31, 2019 (in thousands, except share and per share data):

	Options Outstanding		Option Vested and Exercisable
		Weighted
		Average			Weighted
		Remaining		Aggregate	Average
	Number	Contractual	Number	Intrinsic	Exercise
Exercise Price	Outstanding	Term (Years)	Exercisable	Value	Price
$0.90	261,684	7.34	176,444	$3,314	$0.90
$1.04	402,920	8.55	165,016	$3,076	$1.04
$4.56	781,036	9.37	90,874	$1,374	$4.56
$5.55	51,278	9.60	—	$—	$—
$13.93	6,000	9.95	—	$—	$—
$15.00	65,956	9.69	1,062	$5	$15.00
	1,568,874		433,396	$7,769	$1.76

The following table summarizes information about stock options outstanding as of December 31, 2018 (in thousands, except share and per share data):

	Options Outstanding		Option Vested and Exercisable
		Weighted
		Average			Weighted
		Remaining		Aggregate	Average
	Number	Contractual	Number	Intrinsic	Exercise
Exercise Price	Outstanding	Term (Years)	Exercisable	Value	Price
$0.90	427,654	8.32	247,880	$709	$0.90
$1.04	402,121	9.36	134,438	$366	$1.04
	829,775		382,318	$1,075	$0.97

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2019 and December 31, 2018.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company granted stock options to employees to purchase 1,023,012, 402,121 and 427,654 shares of common stock, respectively. During the year ended December 31, 2019, December 31, 2018 and December 31, 2017 the Company granted 5,106, 0 and 2,127 stock options to its non-employees, respectively.

The fair value of stock options was valued using the following assumptions:

	December 31,
	2019	2018	2017
Expected term (years)	6.0 - 6.1	5.5 - 6.1	5.5 - 6.3
Expected volatility	63.6% - 74.9%	77.2% - 78.6%	65.2% - 67.8%
Risk-free interest rate	1.4% - 2.5%	2.9%	1.8% - 2.3%
Dividend yield	0%	0%	0%

Expected Term. The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the periods from grant until the mid-point for each of the tranches are averaged to provide an overall expected term.

Expected Volatility. The Company used an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company did not have any trading history for its common stock. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

Expected Dividend Rate. The Company has not paid any dividends and does not anticipate paying any dividends in the near future. Accordingly, the Company has estimated the dividend yield to be zero.

Fair Value of Common Stock

Prior to the IPO the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

Restricted Stock

Activity with respect to restricted stock awards (“RSAs”) was as follows (in thousands, except share data):

	Number of Shares Underlying Outstanding RSAs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2017	95,744	$—
Vested	(31,915)	$—
Unvested, December 31, 2017	63,829	$—
Vested	(31,915)	$—
Unvested, December 31, 2018	31,914	$—
Vested	(31,914)	$—
Unvested, December 31, 2019	—	$—

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 160,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the board of directors. As of December 31, 2019, no offerings had been authorized.

In January 2020, the number of shares of common stock available for issuance under the ESPP was increased by 173,280 shares as a result of the automatic increase provision in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$334	$69	$13
General and administrative	413	101	53
	$747	$170	$66

12.Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(28,175)	$(7,346)	$(5,172)
Denominator:
Weighted-average shares outstanding	5,879,820	1,074,690	638,297
Less: weighted-average unvested restricted shares and shares subject to repurchase	(15,870)	(47,785)	(79,700)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,863,950	1,026,905	558,597
Net loss per share attributable to common stockholders, basic and diluted	$(4.80)	$(7.15)	$(9.26)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock	—	3,046,355	1,506,307
Convertible Note	—	—	33,603
Convertible preferred stock tranche liability	—	—	1,506,307
Options to purchase common stock	1,568,874	829,775	429,781
Unvested restricted common stock awards	—	31,914	63,829
Obligation to issue additional common stock	—	—	374,695
Warrants to purchase common stock	5,116	10,232	—
Total	1,573,990	3,918,276	3,914,522

13.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The differences between the statutory tax expense (benefit) rate and the effective tax expense (benefit) rate, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory income tax rate	$(5,917)	$(1,542)	$(1,758)
Change in valuation allowance	6,708	1,527	1,099
Permanent differences	124	84	105
Prior year true ups	6	—	(70)
Research and development credits	(873)	(69)	—
State income taxes	1	1	—
Federal tax rate change	—	—	625
Other	(48)	—	—
Tax at effective income tax rate	$1	$1	$1

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2019	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$8,250	$2,456	$995
Research and development credit carryforwards	1,118	188	54
Stock-based compensation	45	4	—
Accruals and other	236	134	61
Gross deferred tax assets	9,649	2,782	1,110
Less: Valuation allowance	(9,491)	(2,696)	(1,103)
Deferred tax assets, net of valuation allowance	158	86	7
Deferred tax liabilities:
Property and equipment	(158)	(86)	(7)
Net deferred tax assets	$—	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss carryforwards (“NOLs”) of $39.1 million and $0.4 million, respectively. The federal NOLs consist of: (1) $4.7 million generated before January 1, 2018, which will begin to expire in 2037 but are able to offset 100% of taxable income; and (2) $34.5 million generated after December 31, 2017 that will carryforward indefinitely, but are subject to an 80% taxable income limitation. The state NOLs will begin to expire in 2037 if unused.

The Company also has California state research and development (“R&D”) credit carryforwards of $0.3 million, which do not expire and Federal R&D credit carryforwards of $1.1 million which will begin to expire in 2037.

The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.

As part of the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), certain eligible companies have the ability to convert a portion of their R&D tax credits to offset payroll tax liabilities. As of December 31, 2019, the Company had converted $0.7 million of its federal R&D credits to be utilized as an offset against future payroll taxes.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOLs or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2019 was $0.2 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance as of January 1, 2017	$—
Increase related to current year tax positions	23
Balance as of December 31, 2017	$23
Increase related to current year tax positions	134
Balance as of December 31, 2018	$157
Increase related to current year tax positions	196
Decrease related to prior year tax positions	(115)
Balance as of December 31, 2019	$238

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2019, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months following the date of the filing of this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2016 due to net operating losses that are being carried forward for tax purposes.

14.	Related Party Transactions

Transactions with SNBL

In June 2016, the Company and SNBL, entered into a licensing and assignment agreement (the “SNBL License”), which was amended and restated in December 2016 and further amended in January 2017, April 2017, and October 2017. Under the SNBL License, SNBL assigned to the Company certain patent rights and know-how that are directed to SNBL’s proprietary nasal drug delivery technology, including its proprietary nasal delivery device (the “Device”), and formulation technologies, for use with DHE (the “DHE Product”). SNBL granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how, other than the assigned patent rights and know-how, to develop, make, use, and commercialize DHE Products in the field of treatment, prevention or prophylaxis of all indications and human medical conditions, as well as the products consisting of the Device used to deliver a combination of DHE and one or more active pharmaceutical ingredients other than DHE (“DHE Combination Products”), in the field of treatment, prevention or prophylaxis of migraine and non-migraine headaches. The Company granted to SNBL a non-exclusive, royalty-free, sublicensable license, under the Company’s rights in improvements to the Device, to develop, make, use, and commercialize products and devices other than DHE Products and DHE Combination Products. During the term of the SNBL License, the Company, SNBL, and the Company’s and SNBL’s affiliates are not permitted to develop or commercialize, or to enable third parties to develop or commercialize, a product containing DHE as an active ingredient for delivery through nasal tissues or the respiratory system, other than pursuant to the SNBL License. The Company will be responsible, at its cost, for the development, manufacture and commercialization of DHE Products and DHE Combination Products under the SNBL License. The Company is required to use commercially reasonable efforts to develop and commercialize at least one such product, initially in the United States.

Under the SNBL License, the Company reimbursed SNBL for costs relating to its incorporation and prosecution and maintenance of the product-specific patents. The Company also agreed to make royalty payments based on a low single-digit percentage of worldwide net sales of DHE Products and DHE Combination Products, payable on a product-by-product and country-by-country basis until the latest of the expiration of the last-to-expire patent covering such product and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions based on royalties paid to any third party under a license to such third party’s patent rights.

The Company has the sole right to control the prosecution and maintenance of, and to enforce, the patent rights that SNBL assigned to the Company. SNBL has the first right to control the prosecution and maintenance of the patent rights that SNBL licensed to the Company. The Company has step in rights if SNBL does not continue such prosecution and maintenance. The Company also have the first right to enforce such licensed patent rights with respect to certain infringing products. If the Company does not bring an action to enforce such patents against infringing activities that involve such infringing products, SNBL has the right to bring such an action.

The SNBL License will continue on a country-by-country and product-by-product basis until the expiration of the obligation to pay royalties with respect such product and country. The Company may terminate the SNBL License in its entirety without cause on ninety days’ prior written notice. SNBL may terminate the SNBL License for our material breach that remains uncured for ninety days. SNBL may also terminate the SNBL License if the Company challenges the licensed patents, or if the Company assists any third party in challenging such patents. In addition, SNBL has the right to terminate the SNBL License upon the Company’s insolvency.

There were no sales of products under the SNBL License during the years ended December 31, 2019, December 31, 2018 and December 31, 2017. In connection with the SNBL License, in July 2016, SNBL entered into a Common Stock Purchase Agreement with the Company to purchase of 510,638 shares of the Company’s common stock at its par price of $0.0001. The Company recorded the estimated fair value of the SNBL License of $0.7 million as of the SNBL License date as additional paid-in capital as contribution by SNBL for 510,638 shares of common stock purchased by SNBL.

In August 2016, the Company signed the Convertible Note with SNBL for $0.1 million, which was later amended in December 2016 (Note 5). In February 2018, the Convertible Note and related accrued interest of less than $0.1 million converted into 33,741 shares of Company’s Series A convertible preferred stock.

In December 2016, as part of the Series A convertible preferred stock financing, the Company granted to SNBL a right to obtain shares of Common Stock for no additional paid-in capital upon the occurrence of subsequent closings of the Company’s Series A convertible preferred stock financing such that SNBL’s percentage ownership of the fully-diluted capitalization of the Company following the SNBL Grant would be equal to 20% following the final closing of the Series A convertible preferred stock financing. In return, SNBL assigned product-specific know-how and patents relating to STS101 to the Company. The Company recorded an additional fair value of the SNBL License of $1.4 million in December 2016.

The obligation to issue additional common stock to SNBL was accounted and classified for as a liability as it was not indexed to the Company’s own stock, specifically because the settlement amount of the SNBL Grant could be affected by future issuance of equity shares or potential equity shares. Therefore, the obligation to issue additional common stock to SNBL was initially measured at fair value and subsequently remeasured at fair value at each reporting date until it expires or is exercised. Upon the initial issuance, the Company recorded the obligation to issue additional common stock to SNBL at its estimated fair value of $0.1 million based on the estimated fair value of the Company’s common stock of $0.90 per share and estimated 0.3 million shares of the Company’s common stock to be issued to settle such obligation adjusted for the probability or the occurrence of the subsequent closing of the Series A convertible preferred stock financing. The difference between the additional fair value of the SNBL License and the estimated fair value of the obligation to issue additional common stock to SNBL, of $1.3 million was accounted as additional paid-in capital. On December 31, 2017, the obligation to issue additional common stock to SNBL was remeasured to its estimated fair value of $0.4 million and $0.2 million was recorded as a loss in other income (expense), net for the year ended December 31, 2017. In February 2018, the Company issued 476,897 shares of common stock for no consideration. Upon extinguishment of the obligation to issue additional common stock to SNBL, the obligation to issue additional common stock to SNBL was remeasured to its estimated fair value of $0.5 million and $0.1 million was recorded as a loss in other income (expense), net for the year ended December 31, 2018, and the estimated fair value of $0.5 million of the obligation to issue additional common stock to SNBL was reclassified to additional paid-in capital on the balance sheet.

In April 2019, as part of the Company’s Series B Financing, SNBL purchased 307,110 shares of Series B convertible preferred stock with an aggregate purchase price of $2.7 million.

In September 2019, SNBL purchased 233,333 shares of the common stock upon the IPO, in addition to the conversion of its 33,741 shares of outstanding Series A preferred stock into the common stock as discussed in Note 9.

The Company incurred expenses in connection with preclinical study services performed by SNBL of less than $0.1 million, less than $0.1 million and $0.2 million, which are included in research and development expenses on the statement of operations for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts due to SNBL in connection with these expenses of less than $0.1 million are included in accrued liabilities on the balance sheets as of December 31, 2019 and 2018.

Transactions with Others

Upon the closing of the IPO in September 2019, 3,887,668 shares of outstanding Series A and Series B convertible preferred stock owed by two shareholders of the Company, each owning more than 10% of the Company’s equity on an as-converted basis, converted into 3,887,668 shares of common stock (see Note 9). Upon the IPO these shareholders also purchased additional 2,633,333 shares of the Company’s common stock, with an aggregate purchase price of $39.5 million.

15.	Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2019. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share amounts)
Loss from operations	$(2,714)	$(6,422)	$(8,470)	$(11,275)
Net loss	$(2,815)	$(6,291)	$(8,260)	$(10,809)
Net loss per share attributable to common stockholders, basic and diluted	$(2.51)	$(5.48)	$(2.26)	$(0.62)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share amounts)
Loss from operations	$(1,409)	$(2,222)	$(1,600)	$(2,284)
Net loss	$(1,212)	$(2,203)	$(1,587)	$(2,344)
Net loss per share attributable to common stockholders, basic and diluted	$(1.36)	$(2.07)	$(1.48)	$(2.17)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the audit of our financial statements for the years ended December 31, 2018 and 2017, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  The material weakness identified in our internal control over financial reporting related to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries and the related supporting journal entry calculations. During 2019, we took a number of actions to remediate this material weakness, including:

•	engaging SEC compliance and technical accounting consultants;
•	hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and
•

we have strengthened our financial statement review procedures and the supervisory reviews by our management that are performed during the financial close process and which support the accurate and timely preparation of consolidated financial statements that are fairly presented in accordance with US generally acceptable accounting principles.

We believe that the implementation of the remediation measures outlined above were sufficient to remediate the previously identified material weakness in internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2019, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	FINANCIAL STATEMENTS

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10‑K under Item 8 “Financial Statements and Supplementary Data.”

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules to the financial statements are omitted as the required information is either inapplicable or presented in the financial statements.

(3)	EXHIBITS

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5
4.6	Description of Capital Stock				X

10.1	Lease Agreement, dated January 9, 2018, by and between Satsuma Pharmaceuticals, Inc. and Kashiwa Fudosan America, Inc.	S-1	8/16/2019	10.1

10.2(a)†	Amended and Restated Licensing and Assignment Agreement, dated December 16, 2016, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(a)

10.2(b)†	First Amendment to Amended and Restated Licensing and Assignment Agreement, dated January 13, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(b)

10.2(c)†	Second Amendment to Amended and Restated Licensing and Assignment Agreement, dated as of April 27, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(c)

10.2(d)†	Third Amendment to the Amended and Restated Licensing and Assignment Agreement, dated October 6, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(d)

10.3	Loan and Security Agreement, dated as of October 26, 2018, by and between Silicon Valley Bank and the Company.	S-1	8/16/2019	10.3

10.4(a)#	2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(a)#

10.4(b)#	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(b)#

10.5(a)#	2019 Incentive Award Plan.	S-1/A	9/3/2019	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(d)

10.6#	2019 Employee Stock Purchase Plan.	S-1/A	9/3/2019	10.6

10.7(a)#	Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(a)#

10.7(b)#	First Amendment to Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(b)#

10.8#	Offer Letter, dated June 12, 2017, by and between Satsuma Pharmaceuticals, Inc. and Detlef Albrecht.	S-1	8/16/2019	10.8#

10.9#	Offer Letter, dated December 21, 2018, by and between Satsuma Pharmaceuticals, Inc. and Tom O’Neil.	S-1	8/16/2019	10.9#

10.10#	Non-Employee Director Compensation Program.	S-1/A	9/3/2019	10.10

10.11	Form of Indemnification Agreement for Directors and Officers	S-1	8/16/2019	10.11

10.12#	Form Change in Control and Severance Agreement.	S-1/A	9/3/2019	10.12

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
*

The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Satsuma Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: March 10, 2020	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2020	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Kollins and Tom O’Neil, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kollins	President and Chief Executive Officer	March 10, 2020
John Kollins	(Principal Executive Officer)

/s/ Tom O’Neil	Chief Financial Officer	March 10, 2020
Tom O’Neil	(Principal Financial and Accounting Officer)

/s/ Heath Lukatch	Director	March 10, 2020
Heath Lukatch

/s/ Thomas B. King	Director	March 10, 2020
Thomas B. King

/s/ Michael Riebe	Director	March 10, 2020
Michael Riebe

/s/ Elisbaeth Sandoval	Director	March 10, 2020
Elisbaeth Sandoval

/s/ Rajeev Shah	Director	March 10, 2020
Rajeev Shah

/s/ Ken Takanashi	Director	March 10, 2020
Ken Takanashi