Form 10-Q
period 2020-03-31
Satsuma Pharmaceuticals, Inc.
filed 2020-05-12
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 17,389,447 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the extent to which the COVID-19 coronavirus and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$22,903	$22,755
Short-term marketable securities	77,877	84,942
Prepaid expenses and other current assets	8,099	7,047
Total current assets	108,879	114,744
Property and equipment, net	1,031	832
Long-term marketable securities	3,339	10,203
Other non-current assets	467	497
Total assets	$113,716	$126,276
Liabilities
Accounts payable	$3,438	$4,282
Accrued and other current liabilities	1,813	1,710
Current portion of long-term debt	1,982	1,979
Total current liabilities	7,233	7,971
Long-term debt	2,478	2,951
Other noncurrent liabilities	15	19
Total liabilities	9,726	10,941
Commitments and Contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 17,386,247 shares and 17,382,047 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2	2
Additional paid-in-capital	158,777	158,317
Accumulated other comprehensive (loss) income	(15)	17
Accumulated deficit	(54,774)	(43,001)
Total stockholders’ equity	103,990	115,335
Total liabilities and stockholders’ equity	$113,716	$126,276

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$9,648	$2,150
General and administrative	2,523	564
Total operating expenses	$12,171	$2,714
Loss from operations	(12,171)	(2,714)
Interest income	502	21
Interest expense	(104)	(122)
Net loss	$(11,773)	$(2,815)
Unrealized loss on marketable securities	(32)	—
Comprehensive loss	$(11,805)	$(2,815)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(2.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,383,016	1,123,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2020	—	$—	17,382,047	$2	$158,317	$17	$(43,001)	$115,335
Issuance of common stock upon exercise of stock options	—	—	4,200	—	11	—	—	11
Stock-based compensation	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	(11,773)	(11,773)
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Balances at March 31, 2020	—	$—	17,386,247	$2	$158,777	$(15)	$(54,774)	$103,990

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances at January 1, 2019	3,046,355	$11,648	1,083,280	$1	$2,693	$—	$(14,826)	$(12,132)
Vesting of restricted stock	—	—	7,979	—	—	—	—	—
Stock-based compensation	—	—	—	—	54	—	—	54
Net loss	—	—	—	—	—	—	(2,815)	(2,815)
Issuance of common stock upon exercise of stock options	—	—	53,721	—	53	—	—	53
Balances at March 31, 2019	3,046,355	$11,648	1,144,980	$1	$2,800	$—	$(17,641)	$(14,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(11,773)	$(2,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	49	31
Non-cash interest expense, and amortization of debt discount and issuance costs	30	29
Net amortization of premiums and accretion of discounts on marketable securities	(40)	—
Stock-based compensation	449	54
Changes in assets and liabilities
Prepaid expenses and other assets	(1,022)	(546)
Accounts payable	(809)	913
Accrued and other current liabilities	103	(724)
Other non-current liabilities	(4)	(2)
Net cash used in operating activities	(13,017)	(3,060)
Cash flows from investing activities
Purchases of marketable securities	(5,331)	—
Proceeds from maturities of available-for-sale securities	19,268	—
Purchases of property and equipment	(283)	(22)
Net cash provided by (used in) investing activities	13,654	(22)
Cash flows from financing activities
Repayment of debt	(500)	—
Proceeds from exercise of common stock options	11	53
Net cash (used in) provided by financing activities	(489)	53
Net increase (decrease) in cash and cash equivalents	148	(3,029)
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	22,755	5,205
Cash and cash equivalents, at end of period	$22,903	$2,176
Supplemental disclosure of cash flow information:
Cash paid for interest	$77	$87
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$35	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

There can be no assurance that the Company’s development of STS101 will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that STS101 will obtain necessary government regulatory approval or that STS will be commercially viable, if approved. Even if STS101 development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biopharmaceutical companies. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company's clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company's financial condition or results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $54.8 million as of March 31, 2020. The Company has historically financed its operations primarily through private placements of convertible preferred stock, a convertible promissory note, long-term debt and sale of common stock in the IPO. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

As of March 31, 2020, the Company had cash, cash equivalents and marketable securities of $104.1 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three months ended March 31, 2020 and through the end of 2021.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2020, the statements of operations and comprehensive loss, the statements of convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020.

Use of Estimates

The preparation of unaudited interim condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of income and expenses during the reporting period. Such estimates include the accrual of research and development expenses, deferred tax assets, useful lives of property and equipment and the fair value of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. The inputs into management’s accounting estimates consider the economic impact of the outbreak of COVID-19. The extent to which the COVID-19 further affects our financial statements will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, actual results could differ from those estimates and assumptions.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term marketable securities. Substantially all the Company’s cash is held by one financial institution that management believes to be of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in marketable securities and money market funds. The Company has not experienced any credit losses on its deposits of cash or cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. Refer to Note 2 for details on the fair value of marketable securities.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized. Accumulated depreciation as of March 31, 2020 and December 31, 2019 was $0.2 million.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible preferred stock tranche liability, obligation to issue additional common stock, convertible note, stock options and common stock subject to repurchase related to unvested restricted stock awards are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax-related provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on the Company’s unaudited condensed financial statements as of March 31, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No.2018-13 (Topic 820), Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurement in Topic 820. For public entities, ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses, which was subsequently updated by ASU 2019-04, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, the FASB issued ASU No. 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is currently a SRC. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

As of March 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at March 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,043	$—	$—	$10,043
Corporate bonds	—	50,104	—	50,104
Asset backed securities	—	21,084	—	21,084
Marketable Securities	10,043	71,188	—	81,231
Money market funds (1)	22,879	—	—	22,879
Total fair value of assets	$32,922	$71,188	$—	$104,110

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,043	$83	$—	$10,126
Corporate bonds	50,104	—	(64)	50,040
Asset backed securities	21,084	2	(36)	21,050
Marketable securities	81,231	85	(100)	81,216
Money market funds (1)	22,879	—	—	22,879
Total fair value of assets	$104,110	$85	$(100)	$104,095

(1)	Included in cash and cash equivalents on the balance sheet.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

As of December 31, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,062	$—	$—	$10,062
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	—	64,285	—	64,285
Asset backed securities	—	20,781	—	20,781
Marketable securities	24,062	85,066	—	109,128
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$32,792	$85,066	$—	$117,858

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,062	$1	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	64,285	17	(7)	64,295
Asset backed securities	20,781	7	(1)	20,787
Marketable securities	109,128	25	(8)	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$117,858	$25	$(8)	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of March 31, 2020 and December 31, 2019.

3.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued salaries and benefits	$555	$1,145
Accrued research and development expenses	827	88
Accrued professional services	327	248
Accrued interest	24	27
Other	80	202
Total	$1,813	$1,710

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

4.	Convertible Preferred Stock

In April 2019, the Company issued 6,889,986 shares of its Series B convertible preferred stock at $8.95444 per share to certain investors for gross proceeds of $61.7 million.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 9,936,341 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2020 and December 31,2019.

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

As of March 31, 2020, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2020 (remaining nine months)	$1,500
2021	2,000
2022	833
Total future maturities of debt	$4,333

As of March 31, 2020, the term loan advances, net of debt discount and debt issuance costs, were $4.5 million and are included in current portion of long-term debt and long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively, included in long-term debt on the Company’s condensed balance sheet.

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

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

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

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,778,044	1,568,874	$3.55	8.85
Additional shares authorized	695,281	—
Options granted	(574,700)	574,700	$28.71	9.93
Options exercised	—	(4,200)	$2.64
Balance, March 31, 2020	1,898,625	2,139,374	$10.31	8.96
Exercisable as of March 31, 2020	566,730
Vested and expected to vest, March 31, 2020	2,139,374

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2020 and 2019 was $17.04 and $3.20 per share, respectively.

As of March 31, 2020, the total unrecognized stock-based compensation expense for stock options was $12.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The total fair value of options vested for the three months ended March 31, 2020 and 2019 was $0.3 million and less than $0.1 million, respectively.

The Company accounts for forfeitures as they occur.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

During the three months ended March 31, 2020 and 2019, the Company granted stock options to employees and non-employees to purchase 574,700 and 110,637 shares of common stock, respectively.

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

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 160,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of March 31, 2020, 333,820 shares under the ESPP remain available for purchase and no offerings had been authorized.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$185	$21
General and administrative	264	33
	$449	$54

7.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(11,773)	$(2,815)
Denominator:
Weighted-average shares outstanding	17,383,016	1,151,145
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(27,926)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,383,016	1,123,219
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(2.51)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	2,139,374	886,690
Unvested restricted common stock awards	—	23,936
Warrants to purchase common stock	5,116	10,232
Convertible preferred stock	—	3,046,355
Total	2,144,490	3,967,213

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements (continued)

8.	Related Party Transactions

In April 2019, as part of the Company’s Series B Financing, SNBL purchased 307,110 shares of Series B convertible preferred stock with an aggregate purchase price of $2.7 million.

SNBL purchased 233,333 shares of the common stock upon IPO, in addition to the conversion of its 33,741 shares of outstanding Series A preferred stock into the common stock.

Transactions with Others

Upon the closing of the IPO in September 2019, 3,887,668 shares of outstanding Series A and Series B convertible preferred stock owed by two shareholders of the Company, each owning more than 10% of the Company’s equity on an as-converted basis, converted into 3,887,668 shares of common stock. Upon the IPO these shareholders also purchased additional 2,633,333 shares of the Company’s common stock, with an aggregate purchase price of $39.5 million.

9.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases as of March 31, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining nine months)	$225
2021	195
2022	83
Total minimum lease payments	$503

10.	Income Taxes

For the three months ended March 31, 2020 and 2019, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

11.	Subsequent Events

For the purposes of the interim financial statements as of March 31, 2020 and for the three months ended, the Company has evaluated the subsequent events through May 12, 2020, the date the unaudited interim condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on March 10, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which can be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. We have completed a Phase 1 clinical trial in 42 healthy volunteers, in which STS101 demonstrated rapid and sustained DHE plasma concentrations within ranges previously associated with efficacy and safety in controlled studies of other DHE products, low pharmacokinetic variability, and a favorable safety and tolerability profile. In July 2019, we initiated our Phase 3 EMERGE efficacy trial of STS101 and expect to report topline data in the second half of 2020. The EMERGE trial is the first of two pivotal Phase 3 trials we plan to complete in support of the STS101 registration. In the third quarter of 2020, we plan to initiate an open-label, Phase 3 safety trial of STS101 in which approximately 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months with at least 150 patients completing 6 months of treatment.

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

Our net losses were $11.8 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $54.8 million.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $104.1 million. We believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2020 and through the end of 2021.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. Some clinics and institutions have taken measures to alleviate these strains, such as by prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials.  To date, patients in our ongoing clinical trial have generally been able to complete their scheduled visits and we have been able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in our ongoing trial use to record efficacy and other key data. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.

To date, we have not experienced any disruption in our supply chain of drug necessary to conduct our clinical trials and given our drug inventories, believe we will be able to supply the drug needs of our clinical trials in 2020. We are supporting our employees by utilizing remote work, leveraging virtual meeting technology and encouraging employees to follow local guidance.

The following summarizes our priorities and actions to address the COVID-19 disruption and its impact on our operations:

Health & Safety

•	The health and well-being of our employees, patients in our clinical trial, employees at our clinical trial sites and supply chain partners is our top priority.
•

We have implemented strict measures to ensure and maintain safety, including working remotely, social distancing and enhanced protocols to allow, if deemed necessary, remote monitoring and in-home testing of our patients.

•	We are closely monitoring rapidly evolving conditions throughout the United States and the rest of the world and are adhering to local, state and federal guidelines.

Business Continuity

•

We acknowledge the ongoing pandemic is challenging the healthcare and the clinical trial infrastructure worldwide.  We believe the EMERGE trial benefits from a design with a limited number of clinical study site visits.  Moreover, our clinical trial sites are all in United States and are mostly standalone clinics that are not co-located with hospitals. Starting on March 18, 2020, we implemented an IRB approved Contingency Study Visit plan, providing increased visit scheduling flexibility, options for home or drive through visits and telemedicine options (consistent with recent FDA guidance on conducting clinical trials during the COVID-19 pandemic). We have also implemented remote site monitoring activities.

•

The Company currently believes the EMERGE trial is on track to reach the randomization objective of 1,140 patients in a timeframe enabling study completion and subsequent announcement of topline data in the second half of 2020.

•

We are working closely with our supply chain partners globally to maintain the levels of drug product and proprietary nasal delivery devices to conduct existing and planned clinical trials, as suppliers support the health and safety of their employees.

Financial Resources

•	We project that our existing cash, cash equivalents plus short- and long-term investments are adequate to support our operations through the end of 2021.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	Change	Change %
Operating expenses:
Research and development	$9,648	$2,150	$7,498	349%
General and administrative	2,523	564	1,959	347%
Loss from operations	(12,171)	(2,714)	(9,457)	348%
Interest income	502	21	481	*%
Interest expense	(104)	(122)	18	(15)%
Net loss	$(11,773)	$(2,815)	$(8,958)	318%

*	Not meaningful

Research and Development Expenses

Research and development expenses increased by $7.5 million, or 349%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in research and development expenses was primarily due to an increase of $6.7 million in fees paid to CROs and CMOs as a result of increased clinical trial activities, an increase of $0.7 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, and an increase of $0.1 million in allocated overhead, including depreciation and travel expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, or 347%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $0.5 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, and an increase of $1.5 million of professional fees for legal, consulting, accounting, tax and other services.

Interest Income

Interest income increased by $0.5 million from the three months ended March 31, 2019 to the three months ended March 31, 2020, which was primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased as a result of the net proceeds from our Series B convertible preferred stock in April 2019 and IPO in September 2019.

Interest Expense

Interest expense decreased by less than $0.1 million, or 15%, from the three months ended March 31, 2019 to the three months ended March 31, 2020, which was primarily attributable to interest expense related to our long-term debt, including accretion of debt discount and debt issuance costs.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $11.8 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2020 and through the end of 2021.

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

We will continue to require additional capital to develop STS101 and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•	the scope, timing, rate of progress, results and costs of our clinical trials for STS101;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of STS101;
•	the cost of building a sales force in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development and commercialization of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;

•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of STS101, if approved.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(13,017)	$(3,060)
Investing activities	13,654	(22)
Financing activities	(489)	53
Net increase in cash and cash equivalents	$148	$(3,029)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $13.0 million for the three months ended March 31, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $11.8 million, adjusted for an increase in prepaid expenses and other assets of $1.0 million and a decrease of accounts payable by $0.8 million, which amounts were partially offset by an increase in accrued and other liabilities of $0.1 million and stock-based compensation expense of $0.4 million. The decrease in accounts payable resulted from the timing of payments to our service providers.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $2.8 million, adjusted for an increase in prepaid expenses and other assets of $0.5 million and a decrease of accrued and other liabilities by $0.7 million, which amounts were partially offset by an increase in accounts payable of $0.9 million and stock-based compensation expense of $0.1 million. The increase in accounts payable resulted from the timing of payments to our service providers.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $13.7 million for the three months ended March 31, 2020, which consisted of proceeds from maturities of marketable securities of $19.3 million, which amounts were partially offset by purchases of marketable securities of $5.3 million and purchases of property and equipment of $0.3 million.

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2019, which primarily related to purchases of property and equipment.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2020, which primarily related to repayment of debt of $0.5 million.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2019, which primarily consisted of cash proceeds of $0.1 million from exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes to our contractual obligations and commitments as of December 31, 2019 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2019, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $104.1 million, consisting of cash, cash equivalents, interest-bearing money market funds, investments in corporate bonds, and asset-backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $104.1 million, consisting of cash held in bank accounts, interest-bearing money market funds, investments in corporate bonds, and asset-backed securities denominated in U.S. dollars. Due to the nature of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on our company.

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We have had significant operating losses since our inception. Our net losses for three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019 were approximately $11.8 million, $2.8 million and $28.2 million, respectively. As of March 31, 2020, we had an accumulated deficit of $54.8 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations. STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop STS101 through clinical trials and regulatory submissions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2020, we had resources consisting of cash, cash equivalents and marketable securities of $104.1 million. We believe our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2020 and through the end of 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including in connection with any clinical program we may pursue in foreign jurisdictions;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost of building a sales force in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	the extent to which COVID-19 coronavirus may impact our ongoing or planned clinical trials;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of STS101, if approved.

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

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize STS101. Even if regulatory approvals are obtained, we may never be able to successfully commercialize STS101. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of STS101 to continue our business or achieve profitability. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials.

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

The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally, with most countries in the world now affected, including the United States. As a result of the pandemic, we may experience disruptions that could severely impact our business, preclinical studies,clinical trials, and manufacturing activities, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays in the completion of our clinical trials;
•	diversion of healthcare resources away from the conduct of clinical trials;
•

interruption of key clinical trial activities due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, which may impact review and approval timelines;
•	interruption of, or delays in receiving, supplies of our product candidate from CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•

interruption of, or delays in completing manufacturing and manufacturing-related activities such as CMO qualification, production equipment manufacture, delivery and qualification, validation of manufacturing processes, manufacture and/or analytical characterization of our product candidate, completion of stability studies and/or manufacture of registration batches of our product candidate required for NDA submission; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies,clinical trials and product candidate manufacturing activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

In addition, the spread of COVID-19 coronavirus may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Furthermore, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

STS101 is currently undergoing testing in patients with migraine to assess its effectiveness, and, while we believe that it will be an effective acute treatment for migraine based on the historical pharmacokinetic profiles and effective usage of DHE products, we are utilizing a novel dry-powder formulation and delivery device which may not achieve better or similar levels of efficacy as other DHE products. Further, the results of earlier studies and trials of other DHE products, including cross-trial comparisons of results that are not derived from head-to-head clinical trials, may not be predictive of future trial results for STS101.

STS101 is a drug-device combination of a proprietary dry-powder formulation of DHE, which incorporates novel mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. While we have completed a Phase 1 clinical trial for STS101 in 42 healthy volunteers in which STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a favorable safety and tolerability profile, STS101 is currently undergoing testing in patients with migraine to assess its effectiveness, and there can be no assurance that we will be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of STS101 during our ongoing and planned Phase 3 clinical trials. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our preclinical studies and Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In July 2019, we initiated our Phase 3 efficacy trial of STS101 and expect to commence a Phase 3 safety trial in the third quarter of 2020. The FDA has agreed in principle with the proposed study design of our Phase 3 efficacy trial, dose strengths, statistical analysis and that a single efficacy study could be sufficient to support an NDA. However, changes in regulatory requirements and guidance may occur and we may need to amend our clinical trial protocols to reflect these changes with appropriate regulatory authorities. In addition, we may experience delays in initiating or completing our planned studies and trials of STS101. Furthermore, we cannot be certain that studies or trials for STS101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•

the COVID-19 pandemic, including its impact on the providers of healthcare services, such as the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials;

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

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for STS101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. For example, because migraine affects adolescents (12 to 17 years of age) and children (six to eleven years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment, February 2018, and the FDA has agreed with our plan to request a waiver of clinical studies in children under age six.  We are working with the FDA to finalize the iPSP, but there can be no assurance that the FDA will ultimately grant our proposed waiver and/or deferrals. As a result, we could be required to conduct pediatric studies in such patient populations prior to or following any approval of STS101. The FDA or the applicable foreign regulatory agency also may approve STS101 for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve it with the labeling that we believe is necessary or desirable for its successful commercialization.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of STS101 and would materially adversely impact our business and prospects.

If we encounter difficulties with patient enrollment or completion in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including as a result of the availability of approved preventive and acute treatments for migraine. The enrollment of patients depends on many additional factors, including:

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

Our clinical trials may also compete with other clinical trials for product candidates that seek to treat migraine, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect patient enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated.  To date, patients in our ongoing clinical trial have generally been able to complete their scheduled visits and we have been able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in our ongoing trial use to record efficacy and other key data.  However, there can be no assurances that the COVID-19 pandemic will not have a significant impact on our ability to complete our ongoing clinical trial and enroll patients in any planned or future clinical trials.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, declines in consumer confidence and economic grown, increases in unemployment rates and uncertainty about economic stability. For instance, the recent COVID-19 pandemic has led to a period of considerable uncertainty and volatility. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for STS101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

•	the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our product as a solution;
•	the effectiveness of our sales, marketing and distribution efforts;
•	adverse publicity about STS101 or favorable publicity about competitive products;
•	patients’ willingness to take a dry-powder intranasal medication;
•	potential product liability claims; and
•	global economic conditions.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101.  For instance, companies marketing products or that have products in development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Bausch Health, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly, Novartis, Allergan, Biohaven, Lundbeck, Amgen, Merck, Pfizer, Janssen Pharmaceuticals, Endo Pharmaceuticals, Dr. Reddy’s Laboratories/Promius Pharma, Assertio, Upsher-Smith Laboratories, Supernus Pharmaceuticals, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica, Amneal Pharmaceuticals, Zosano Pharma and manufacturers of generic products.  We expect STS101 to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration.  However, one or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101. We may also face competition in our efforts to identify appropriate collaborators or partners to help commercialize STS101 in our target commercial areas.

The market in which we will compete with STS101 is currently dominated by generic products.  The majority of the prescriptions written for the acute treatment of migraine are for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dosage forms, and two of these molecules are also available in injectable and/or liquid nasal spray dosage forms that may have faster onset of action than oral dosage forms.

With respect to DHE products, we will compete with Bausch Health’s Migranal and its authorized generic, both of which are DHE liquid nasal spray products, as well as branded and generic DHE products. In addition, we believe Impel NeuroPharma is developing a DHE liquid nasal spray product utilizing the same liquid formulation as Migranal, but with a different propellant-powered, single-use delivery device for which Impel NeuroPharma has indicated it plans to file an NDA in 2020. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. Impel NeuroPharma in particular, has indicated that it plans to pursue approval of its product on the basis of a clinical development program that includes only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blind Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or compete against such products, if approved.

We may also face competition from non-DHE acute treatments for migraine that have recently been approved, including but not limited to, Allergan’s ubrogepant and Biohaven’s rimegepant, both oral CGRP receptor antagonists, and Eli Lilly’s lasmiditan, an oral 5-HT1F agonist.  In contrast with triptan and ergot alkaloid (including DHE) products, both CGRP and 5-HT1F products are thought to act by mechanisms other than vasoconstriction and are thus not contraindicated in patients with certain cardiovascular diseases and conditions for whom triptan and ergot alkaloid treatments are not recommended.

Further, although acute treatment of migraine prescription data indicate the market for acute treatment therapeutics has grown over the last several years, preventive treatments for migraine, such as the injectable anti-CGRP monoclonal antibodies approved and introduced into the market beginning in 2018 (i.e., Amgen’s erenumab, Teva’s fremanezumab, Eli Lilly’s galcanezumab and Lundbeck’s eptinezumab), if broadly adopted and used successfully, could reduce the future need and demand for acute treatment options.  In addition, several parties, including Biohaven and Allergan, have reported they are developing oral CGRP antagonists for prevention of migraine attacks, which if approved, subsequently broadly adopted and used successfully, could also reduce the future need and demand for acute treatment options.

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

We currently do not have a marketing or sales organization. In order to commercialize STS101, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If STS101 receives regulatory approval, we expect to establish a sales organization in the United States with technical expertise and supporting marketing and distribution capabilities to commercialize it, which will be expensive and time consuming. We have limited experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of STS101. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize STS101. If we are not successful in commercializing STS101, either on our own or through arrangements with one or more third parties, we may not be able to generate product revenue and we would incur significant additional losses.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either the proprietary dry-powder formulation of DHE component of STS101 or the proprietary pre-filled, single-use, nasal delivery device, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug or device components of STS101 on a clinical or commercial scale. We currently outsource all manufacturing and packaging of STS101 to third parties, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that our clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. Some of the third parties on which we rely may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies, and the foregoing challenges could be compounded as a result.

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

In addition, the facilities used by our CMOs to manufacture STS101 are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not directly control manufacturing at our CMOs, and are completely dependent on them for compliance with current regulatory requirements. If our CMOs cannot successfully manufacture components of finished product that conforms to our specifications and the regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on them for the manufacture of STS101. For example, MAP0004, another company’s orally-inhaled, pulmonary-route DHE product candidate, met all four of its primary efficacy endpoints and demonstrated a favorable safety profile in a large Phase 3 clinical trial, but was later discontinued by Allergan. The discontinuation of MAP0004 (then known by the brand name Semprana) followed multiple requests from the FDA that the developer address certain issues relating to chemistry, manufacturing, and controls, after certain manufacturing deficiencies were identified during the FDA’s inspection of a facility operated by a third-party manufacturer. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for the manufacture of STS101 or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or commercialize STS101 and the timing of any such approval and commercialization. In addition, if any of our CMOs are adversely impacted by COVID-19 or other unforeseen events and public health emergencies, or if such events impede the ability of the FDA or a comparable regulatory authority to inspect the facilities used by our CMOs to manufacture STS101, which could delay our ability to seek approval or commercialize STS101.

Our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments.

Additionally, due to COVID-19 pandemic we may experience interruption of, or delays in completing manufacturing and manufacturing-related activities such as CMO qualification, production equipment manufacture, delivery and qualification, validation of manufacturing processes, manufacture and/or analytical characterization of our product candidate, completion of stability studies and/or manufacture of registration batches of our product candidate required for NDA submission. If our CMOs were to encounter any of these difficulties, our ability to provide STS101 to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

We rely, and intend to continue to rely, on third-party suppliers for materials used in the manufacture of STS101, and the loss of third-party suppliers or their inability to supply us with adequate key materials could harm our business.

We rely, and intend to continue to rely, on third-party suppliers, most of which are sole source suppliers, for certain key materials required for the production of the DHE dry-powder formulation of STS101. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of these materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than other companies or purchasers that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these key materials that we require or satisfy our anticipated specifications and quality requirements. Some of these third parties may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.   Any supply interruption in limited or sole sourced key materials could materially harm the manufacture of STS101 until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supplier in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of STS101, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for STS101.

We currently do not have the ability to independently conduct any clinical trials. The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials of STS101 properly and on time. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our programs. Third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of our clinical trial sites.  Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of March 31, 2020, there was $4.3 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. An additional $5.0 million term loan may be drawn by us in $1.0 million increments. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2020, we had 20 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

•	collaborations may be terminated, and, if terminated, this may result in a need for additional capital to pursue further development or commercialization of STS101;
•	disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;
•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings;
•

disputes may arise between us and a collaborator that causes the delay or termination of the development or commercialization of STS101 or that results in costly litigation or arbitration that diverts our management’s attention and resources; and

•	collaborators may be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.

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

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events, including the COVID-19 pandemic. To date, we have not experienced any disruption in our supply chain of drug necessary to conduct our clinical trials and given our drug inventories, believe we will be able to supply the drug needs of our clinical trials in 2020.  However, if the COVID-19 pandemic or any other event were to affect our supply chain, it could have a material adverse effect on our business.

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

We collect and maintain data and information that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including systems infrastructure operated and maintained by our third-party suppliers or providers. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems and facilities to prevent an information compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization (including employees or contractors), lost or stolen devices, or persons with access to systems inside our organization. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of our clinical trial sites.  Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a real or perceived security breach affects our systems (or those of our third-party providers or suppliers) or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of or other processing of personally identifiable information or clinical trial data, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, negative publicity, harm to our reputation, governmental investigation and/or enforcement actions, claims or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we begin to operate in foreign jurisdictions.

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

We have applied, and we intend to continue applying, for patents covering aspects of STS101, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of STS101, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of April 30, 2020, we have an exclusive license to 6 issued U.S. patents and 9 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and own or have an exclusive license to various pending U.S. non-provisional patent applications, U.S. provisional patent applications, and pending foreign patent applications, and an international Patent Cooperation Treaty (PCT) patent application. All issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. The pending U.S. and foreign patent applications (including U.S. provisionals) relating to STS101 are solely owned by us or exclusively licensed from SNBL. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in issued patents relating to STS101 will not be found invalid or unenforceable if challenged.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us or licensor Shin Nippon Biomedical Laboratories, Ltd., or SNBL, which we have agreed to indemnify under certain circumstances, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering STS101 are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered STS101, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, such proceedings would be expensive and would divert the attention of our management and technical personnel.

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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market STS101. Further, we may incorrectly determine that our technologies or STS101 are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market STS101.

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

Although no third-party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent STS101 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to STS101 or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market STS101. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign STS101 or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing STS101, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing STS101.

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

•

the U.S. federal civil monetary penalty and civil and criminal false claims laws, including the civil federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that entered into effect on January 1, 2019, that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	results from, and any delays in, our clinical trials for STS101;
•	results of clinical trials of our competitors’ products;
•	competition from existing products or new products that may emerge;
•	announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating migraine;
•	announcements of regulatory approval or disapproval of STS101;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for STS101;
•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;
•	delays in the commercialization of STS101;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the United States or relevant foreign jurisdictions relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of STS101 or other DHE products;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic conditions in the United States and abroad, including recession or depression resulting from the current COVID-19 pandemic.

In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic, that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If we were to become involved in securities litigation, we could incur substantial costs and resources and the attention of our management could be diverted from the operation of our business.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. In connection with the contemporaneous audits of our financial statements for the years ended December 31, 2018 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. While we believe we have fully remediated the material weakness in our internal controls, if additional material weaknesses in our internal controls over financial reporting are identified in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm to our business.

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

As of March 31, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 79.0% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 31, 2020, we had outstanding a total of approximately 17.4 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO expired on March 10, 2020, following which up to an additional approximately 11.3 million additional shares of common stock will be eligible for sale in the public market. The underwriters from our initial public offering may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

There were no sales of unregistered securities during the three months ended March 31, 2020.

b)	Use of Proceeds from our Initial Public Offering of Common Stock

On September 12, 2019, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-233347), as amended, filed in connection with our initial public offering (“IPO”).

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 13, 2019.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5

4.6	Description of Capital Stock	10-K	3/10/2020	4.6

10.1	2019 Incentive Award Plan.	S-1/A	9/3/2019	10.5(a)

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(b)

10.3	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(c)

10.4	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(d)

10.5	2019 Employee Stock Purchase Plan.	S-1/A	9/3/2019	10.6

10.5	Non-Employee Director Compensation Program.	S-1/A	9/3/2019	10.10

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Company Name

Date: May 12, 2020	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)