Form 10-Q
period 2020-06-30
Satsuma Pharmaceuticals, Inc.
filed 2020-08-11
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 17,409,162 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for STS101, if approved for commercial use;
•	our clinical and regulatory development plans;
•	our expectations with regard to the data to be derived from our ongoing Phase 3 clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$32,133	$22,755
Short-term marketable securities	61,568	84,942
Prepaid expenses and other current assets	7,037	7,047
Total current assets	100,738	114,744
Property and equipment, net	1,309	832
Long-term marketable securities	—	10,203
Other non-current assets	568	497
Total assets	$102,615	$126,276
Liabilities
Accounts payable	$2,557	$4,282
Accrued and other current liabilities	2,123	1,710
Current portion of long-term debt	1,985	1,979
Total current liabilities	6,665	7,971
Long-term debt	2,003	2,951
Other noncurrent liabilities	13	19
Total liabilities	8,681	10,941
Commitments and Contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 17,404,962 shares and 17,382,047 shares issued and outstanding as of June 30, 2020 and December 31, 2019	2	2
Additional paid-in-capital	159,740	158,317
Accumulated other comprehensive income	235	17
Accumulated deficit	(66,043)	(43,001)
Total stockholders’ equity	93,934	115,335
Total liabilities and stockholders’ equity	$102,615	$126,276

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$8,829	$5,455	$18,477	$7,605
General and administrative	2,671	967	5,194	1,531
Total operating expenses	$11,500	$6,422	$23,671	$9,136
Loss from operations	(11,500)	(6,422)	(23,671)	(9,136)
Interest income	325	250	827	271
Interest expense	(94)	(122)	(198)	(244)
Other income, net	—	3	—	3
Net loss	$(11,269)	$(6,291)	$(23,042)	$(9,106)
Unrealized gain on marketable securities	250	—	218	—
Comprehensive loss	$(11,019)	$(6,291)	$(22,824)	$(9,106)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(5.48)	$(1.33)	$(8.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,394,466	1,148,984	17,388,741	1,131,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2020	—	$—	17,382,047	$2	$158,317	$17	$(43,001)	$115,335
Issuance of common stock upon exercise of stock options	—	—	4,200	—	11	—	—	11
Stock-based compensation	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	(11,773)	(11,773)
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Balances at March 31, 2020	—	—	17,386,247	2	158,777	(15)	(54,774)	103,990
Issuance of common stock upon exercise of stock options	—	—	18,715	—	39	—	—	39
Stock-based compensation	—	—	—	—	924	—	—	924
Net loss	—	—	—	—	—	—	(11,269)	(11,269)
Other comprehensive income	—	—	—	—	—	250	—	250
Balances at June 30, 2020	—	$—	17,404,962	$2	$159,740	$235	$(66,043)	$93,934

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances at January 1, 2019	3,046,355	$11,648	1,083,280	$1	$2,693	$—	$(14,826)	$(12,132)
Vesting of restricted stock	—	—	7,979	—	—	—	—	—
Stock-based compensation	—	—	—	—	54	—	—	54
Issuance of common stock upon exercise of stock options	—	—	53,721	—	53	—	—	53
Net loss	—	—	—	—	—	—	(2,815)	(2,815)
Balances at March 31, 2019	3,046,355	11,648	1,144,980	1	2,800	—	(17,641)	(14,840)
Vesting of restricted stock	—	—	7,977	—	—	—	—	—
Stock-based compensation	—	—	—	—	144	—	—	144
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $206	6,889,986	61,490	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,291)	(6,291)
Balances at June 30, 2019	9,936,341	$73,138	1,152,957	$1	$2,944	$—	$(23,932)	$(20,987)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(23,042)	$(9,106)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	106	64
Non-cash interest expense, and amortization of debt discount and issuance costs	58	64
Net amortization of premiums and accretion of discounts on marketable securities	(32)	(92)
Stock-based compensation	1,373	198
Changes in assets and liabilities
Prepaid expenses and other assets	(61)	(2,644)
Accounts payable	(1,776)	682
Accrued and other current liabilities	368	(299)
Other non-current liabilities	(6)	—
Net cash used in operating activities	(23,012)	(11,133)
Cash flows from investing activities
Purchases of marketable securities	(12,222)	(7,403)
Proceeds from maturities of marketable securities	46,049	—
Purchases of property and equipment	(487)	(482)
Net cash provided by (used in) investing activities	33,340	(7,885)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	61,490
Payments of deferred offering costs	—	(109)
Repayment of debt	(1,000)	—
Proceeds from exercise of common stock options	50	53
Net cash (used in) provided by financing activities	(950)	61,434
Net increase in cash and cash equivalents	9,378	42,416
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	22,755	5,205
Cash and cash equivalents, at end of period	$32,133	$47,621
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$3
Cash paid for interest	$152	$176
Supplemental non-cash investing and financing activities:
Unpaid deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$1,114
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$105	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, risks of clinical delays or failure, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on contract manufacturing organizations (“CMOs”), contract research organizations (“CROs”), compliance with government regulations and the need to obtain additional financing to fund operations. STS101 is an investigational product candidate that will require significant additional effort prior to regulatory approvals and commercialization, if approved. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting.

There can be no assurance that the Company’s development of STS101 will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that STS101 will obtain necessary government regulatory approval or that STS will be commercially viable, if approved. Even if STS101 development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biopharmaceutical companies. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company's clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company's financial condition or results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $66.0 million as of June 30, 2020. The Company has historically financed its operations primarily through private placements of convertible preferred stock, a convertible promissory note, long-term debt and sale of common stock in the IPO. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2020, the Company had cash, cash equivalents and marketable securities of $93.7 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three and six months ended June 30, 2020 and through the end of 2021.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2020, the statements of operations and comprehensive loss, the statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 and statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the six months ended June 30, 2020 and 2019 are also unaudited. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020.

Use of Estimates

The preparation of unaudited interim condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of income and expenses during the reporting period. Such estimates include the accrual of research and development expenses, deferred tax assets, useful lives of property and equipment and the fair value of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. The inputs into management’s accounting estimates consider the economic impact of the outbreak of COVID-19. The extent to which COVID-19 further affects our financial statements will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, actual results could differ from those estimates and assumptions.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized. Accumulated depreciation as of June 30, 2020 and December 31, 2019 was $0.3 million and $0.2 million, respectively.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible preferred stock tranche liability, obligation to issue additional common stock, stock options and common stock subject to repurchase related to unvested restricted stock awards are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

On June 29, 2020 California State Assembly Bill 85 (the “Trailer Bill”) was enacted which suspends the use of California net operating loss (“NOL”) deductions and certain tax credits, including research and development tax credits, for the 2020, 2021, and 2022 tax years.

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s unaudited condensed financial statements as of June 30, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.

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

As of June 30, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at June 30, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,067	$—	$—	$10,067
Corporate bonds	—	37,426	—	37,426
Asset backed securities	—	14,074	—	14,074
Marketable securities	10,067	51,500	—	61,567
Money market funds (1)	32,108	—	—	32,108
Total fair value of assets	$42,175	$51,500	$—	$93,675

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,024	$43	$—	$10,067
Corporate bonds	37,272	154	—	37,426
Asset backed securities	14,036	38	—	14,074
Marketable securities	61,332	235	—	61,567
Money market funds (1)	32,108	—	—	32,108
Total fair value of assets	$93,440	$235	$—	$93,675

(1)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,063	$—	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	—	64,295	—	64,295
Asset backed securities	—	20,787	—	20,787
Marketable securities	24,063	85,082	—	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$32,793	$85,082	$—	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,062	$1	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	64,285	17	(7)	64,295
Asset backed securities	20,781	7	(1)	20,787
Marketable securities	109,128	25	(8)	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$117,858	$25	$(8)	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of June 30, 2020 and December 31, 2019.

3.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued salaries and benefits	$1,037	$1,145
Accrued research and development expenses	632	88
Accrued professional services	378	248
Accrued interest	21	27
Other	55	202
Total	$2,123	$1,710

4.	Convertible Preferred Stock

In April 2019, the Company issued 6,889,986 shares of its Series B convertible preferred stock at $8.95444 per share to certain investors for gross proceeds of $61.7 million.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 9,936,341 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2020 (remaining six months)	$1,000
2021	2,000
2022	833
Total future maturities of debt	$3,833

As of June 30, 2020, the term loan advances, net of debt discount and debt issuance costs, were $4.0 million and are included in current portion of long-term debt and long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively, included in long-term debt on the Company’s condensed balance sheet.

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

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,778,044	1,568,874	$3.55	8.85
Additional shares authorized	695,281	—
Options granted	(644,700)	644,700	$28.55	9.71
Options exercised	—	(22,915)	$2.19
Balance, June 30, 2020	1,828,625	2,190,659	$10.92	8.75
Exercisable as of June 30, 2020	647,573
Vested and expected to vest, June 30, 2020	2,190,659

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2020 and 2019 was $17.33 and $2.97 per share, respectively.

As of June 30, 2020, the total unrecognized stock-based compensation expense for stock options was $12.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The total fair value of options vested for the six months ended June 30, 2020 and 2019 was $0.5 million and $0.2 million, respectively.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

During the six months ended June 30, 2020 and 2019, the Company granted stock options to employees and non-employees to purchase 644,700 and 904,886 shares of common stock, respectively.

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

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 160,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of June 30, 2020, 333,820 shares under the ESPP remain available for purchase. The current offering period is for 6.5 months beginning from May 1, 2020 until November 15, 2020.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$331	$66	$516	$87
General and administrative	593	78	857	111
	$924	$144	$1,373	$198

7.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(11,269)	$(6,291)	$(23,042)	$(9,106)
Denominator:
Weighted-average shares outstanding	17,394,466	1,168,916	17,388,741	1,155,054
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(19,932)	—	(23,907)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,394,466	1,148,984	17,388,741	1,131,147
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(5.48)	$(1.33)	$(8.05)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	June 30,
	2020	2019
Options to purchase common stock	2,190,659	1,665,514
Unvested restricted common stock awards	—	15,958
Warrants to purchase common stock	5,116	10,232
Convertible preferred stock	—	9,936,341
Total	2,195,775	11,628,045

8.	Related Party Transactions

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

9.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining six months)	$150
2021	195
2022	83
Total minimum lease payments	$428

10.	Income Taxes

For the six months ended June 30, 2020 and 2019, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

11.	Subsequent Events

For the purposes of the interim financial statements as of June 30, 2020 and for the six months ended, the Company has evaluated the subsequent events through August 11, 2020, the date the unaudited interim condensed financial statements were issued.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which can be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. We have completed a Phase 1 clinical trial in 42 healthy volunteers, in which STS101 demonstrated rapid and sustained DHE plasma concentrations within ranges previously associated with efficacy and safety in controlled studies of other DHE products, low pharmacokinetic variability, and a favorable safety and tolerability profile. In July 2019, we initiated our Phase 3 EMERGE efficacy trial of STS101. We completed enrollment in the EMERGE efficacy trial in May 2020, randomizing more than the planned 1,140 migraine patients to one of two STS101 dosage strengths or placebo. As of the end of July all patients in the trial had completed the treatment phase of the trial, and we expect to report topline data in late September or early October 2020. The EMERGE trial is the first of two pivotal Phase 3 trials we plan to conduct in support of the STS101 registration. In August 2020, we initiated patient enrollment in an open-label, Phase 3 safety trial of STS101 (the ASCEND trial) in which approximately 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months with at least 150 patients completing 6 months of treatment.

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

Our net losses were $23.0 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $66.0 million.

We do not have any products approved for sale and have not generated any product revenue since our inception. Prior to the completion of our IPO in September 2019, we had funded our operations primarily with an aggregate of $78.8 million in gross cash proceeds from the sale and issuance of convertible preferred stock, a convertible promissory note, and long-term debt.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $93.7 million. We believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the three months ended June 30, 2020 and through the end of 2021.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. Some clinics and institutions have taken measures to alleviate these strains, such as by prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. Patients in our EMERGE clinical trial were generally able to complete their scheduled visits and we have been able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in our trial used to record efficacy and other key data. In August 2020, we initiated, patient enrollment in our ASCEND open-label, Phase 3 safety trial of STS101in accordance with our previously communicated timeline objectives. We will continue to follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.

To date, we have not experienced any disruption in our supply chain of drug necessary to conduct our clinical trials and given our drug inventories, believe we will be able to supply the drug needs of our clinical trials. We are supporting our employees by utilizing remote work, leveraging virtual meeting technology and encouraging employees to follow local guidance.

The following summarizes our priorities and actions to address the COVID-19 disruption and its impact on our operations:

Health & Safety

•	The health and well-being of our employees, patients in our clinical trials, employees at our clinical trial sites and supply chain partners is our top priority.
•

We have implemented strict measures to ensure and maintain safety, including working remotely, social distancing and enhanced protocols to allow, if deemed necessary, remote monitoring and in-home testing of our patients.

•	We are closely monitoring rapidly evolving conditions throughout the United States and the rest of the world and are adhering to local, state and federal guidelines.

Business Continuity

•

The ongoing pandemic is challenging the healthcare and the clinical trial infrastructure worldwide. However, the EMERGE trial benefits from a design with a limited number of clinical study site visits. Moreover, our clinical trial sites are all in United States and are mostly standalone clinics that are not co-located with hospitals. In addition, in March 2020 we implemented an IRB approved Contingency Study Visit plan for our EMERGE trial, which provided increased visit scheduling flexibility, options for home or drive through visits and telemedicine options (consistent with recent FDA guidance on conducting clinical trials during the COVID-19 pandemic). We also implemented remote site monitoring activities.

•

As of the end of July, all patients enrolled in the EMERGE trial had completed the treatment phase of the study, and although we currently anticipate reporting topline results late September or early October 2020. However, the ongoing COVID-19 pandemic could delay final analysis and reporting of trial results. For example, EMERGE trial data analysis and reporting could be delayed if we and our clinical research vendors are unable to timely make in-person visits (due to local travel restrictions, shelter-in-place orders, quarantine requirements, etc.) to EMERGE clinical trial sites to perform necessary and routine monitoring of trial activities.

•

In August 2020, we initiated patient enrollment in our ASCEND open-label, Phase 3 safety trial of STS101. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled our EMERGE clinical trial to be completed on schedule, there can be no assurance that clinical site initiation and enrollment will not be delayed or otherwise negatively affected.

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

Interest Expense

Interest expense consists primarily of interest related to our long-term debt and accretion of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	Change	Change %
Operating expenses:
Research and development	$8,829	$5,455	$3,374	62%
General and administrative	2,671	967	1,704	176%
Loss from operations	(11,500)	(6,422)	(5,078)	79%
Interest income	325	250	75	30%
Interest expense	(94)	(122)	28	(23)%
Other income, net	—	3	(3)	(100)%
Net loss	$(11,269)	$(6,291)	$(4,978)	79%

Research and Development Expenses

Research and development expenses increased by $3.4 million, or 62%, from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase in research and development expenses was primarily due to an increase of $2.7 million in fees paid to CROs and CMOs as a result of increased clinical trial activities and an increase of $0.7 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 176%, from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $0.8 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, and an increase of $0.9 million of director and officer labiality insurance, professional fees for legal, consulting, accounting, tax and other services.

Interest Income

Interest income increased by $0.1 million, or 30%, from the three months ended June 30, 2019 to the three months ended June 30, 2020, which was primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased as a result of the net proceeds from our Series B convertible preferred stock in April 2019 and IPO in September 2019.

Interest Expense

Interest expense decreased by less than $0.1 million, or 23%, from the three months ended June 30, 2019 to the three months ended June 30, 2020, which was primarily attributable to decrease of outstanding debt balances.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2020	2019	Change	Change %
Operating expenses:
Research and development	$18,477	$7,605	$10,872	143%
General and administrative	5,194	1,531	3,663	239%
Loss from operations	(23,671)	(9,136)	(14,535)	159%
Interest income	827	271	556	205%
Interest expense	(198)	(244)	46	(19)%
Other income, net	—	3	(3)	(100)%
Net loss	$(23,042)	$(9,106)	$(13,936)	153%

*	Not meaningful

Research and Development Expenses

Research and development expenses increased by $10.9 million, or 143%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in research and development expenses was primarily due to a net increase of $9.6 million in fees paid to CROs and CMOs as a result of increased clinical trial activities, and an increase of $1.3 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and stock options granted to existing employees.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million, or 239%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $2.3 million of director and officer liability insurance, professional fees for legal, consulting, accounting, tax and other services, an increase of $1.3 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and stock options granted to existing employees.

Interest Income

Interest income increased by $0.6 million, or 205%, from the six months ended June 30, 2019 to the six months ended June 30, 2020, which was primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased as a result of the net proceeds from our Series B convertible preferred stock in April 2019 and IPO in September 2019.

Interest Expense

Interest expense decreased by less than $0.1 million, or 19%, from the six months ended June 30, 2019 to the six months ended June 30, 2020, which was primarily attributable to decrease of outstanding debt balances.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $23.0 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the six months ended June 30, 2020 and through the end of 2021.

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

We will continue to require additional capital to develop STS101 and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•	the scope, timing, rate of progress, results and costs of our clinical trials for STS101;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of STS101;
•	the cost of building a sales force in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;

•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of STS101, if approved.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,012)	$(11,133)
Investing activities	33,340	(7,885)
Financing activities	(950)	61,434
Net increase in cash and cash equivalents	$9,378	$42,416

Cash Flows Used in Operating Activities

Net cash used in operating activities was $23.0 million for the six months ended June 30, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $23.0 million, adjusted for an increase in prepaid expenses and other assets of $0.1 million and a decrease of accounts payable by $1.8 million, which amounts were partially offset by an increase in accrued and other liabilities of $0.4 million, depreciation expense of $0.1 million, non-cash interest expense and amortization of debt discount and issuance costs of $0.1 million and stock-based compensation expense of $1.4 million. The decrease in accounts payable resulted from the timing of payments to our service providers.

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $9.1 million, adjusted for net amortization of premiums and discounts on marketable securities of $0.1 million, an increase in prepaid expenses and other assets of $2.6 million, a decrease accrued and other liabilities of $0.3 million, which amounts were partially offset by depreciation expense of $0.1 million, non-cash interest expense and amortization of debt discount and issuance costs of $0.1 million, stock-based compensation expense of $0.2 million, and an increase in accounts payable of $0.7 million. The increase in accounts payable and prepaid expenses and other current assets and decrease in accrued and other liabilities resulted from the timing of payments to our service providers.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $33.3 million for the six months ended June 30, 2020, which consisted of proceeds from maturities of marketable securities of $46.0 million, which amounts were partially offset by purchases of marketable securities of $12.2 million and purchases of property and equipment of $0.5 million.

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2019, which consisted of $7.4 million used to purchase short-term marketable securities and $0.5 million used for advance payments for purchases of property and equipment.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2020, which primarily related to repayment of debt of $1.0 million.

Net cash provided by financing activities was $61.4 million for the six months ended June 30, 2019, which consisted of $61.5 million of net cash proceeds from the issuance of Series B convertible preferred stock, partially offset by payments of deferred offering costs of $0.1 million.

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes to our contractual obligations and commitments as of December 31, 2019 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2019, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2020, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $93.7 million, consisting of cash, cash equivalents, interest-bearing money market funds, investments in corporate bonds, and asset-backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $93.7 million, consisting of cash held in bank accounts, interest-bearing money market funds, investments in corporate bonds, and asset-backed securities denominated in U.S. dollars. Due to the nature of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. In July 2019, we initiated our Phase 3 EMERGE efficacy trial for our product candidate, STS101. In August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101. We have no other experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019 were approximately $23.0 million, $9.1 million and $28.2 million, respectively. As of June 30, 2020, we had an accumulated deficit of $66.0 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations. STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization and have limited commercial staff and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop STS101 through clinical trials and regulatory submissions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2020, we had resources consisting of cash, cash equivalents and marketable securities of $93.7 million. We believe our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the six months ended June 30, 2020 and through the end of 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or STS101 that we would otherwise pursue on our own. We do not expect to realize revenue from sales of STS101 in the foreseeable future, if at all, unless and until STS101 is clinically tested, approved for commercialization and successfully marketed. To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and public equity. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

We have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine, which has not been approved for sale or commercial use. Currently, STS101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for pre-clinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the successful development, regulatory approval and commercialization of STS101, which may never occur. We may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the U.S. Food and Drug Administration, or FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that STS101 is safe and effective in our ongoing Phase 3 clinical trials, and we may therefore fail to commercialize STS101. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available dihydroergotamine mesylate, or DHE, products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

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

•	patients’ willingness to pay out-of-pocket for STS101 in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the convenience of the administration of STS101;
•	acceptance by physicians, payors and patients of the benefits, safety and efficacy of STS101, if approved;
•	patient demand for STS101, if approved;
•	our ability to establish and enforce intellectual property rights in and to STS101; and
•	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally, with most countries in the world now affected, including the United States. As a result of the pandemic, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials, and manufacturing activities, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays in the completion of our clinical trials;
•	delays or difficulties in our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;
•	diversion of healthcare resources away from the conduct of clinical trials;
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
•

interruption of, or delays in completing manufacturing and manufacturing-related activities such as CMO qualification, production equipment manufacture, delivery and qualification, validation of manufacturing processes, manufacture and/or analytical characterization of our product candidate, completion of stability studies and/or manufacture of registration batches of our product candidate required for NDA submission; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies, clinical trials and product candidate manufacturing activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

In addition, the spread of COVID-19 coronavirus may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

With respect to our ongoing clinical trials, as of the end of July, all patients enrolled in the EMERGE trial had completed the treatment phase of the study, and we currently anticipate reporting topline results late September or early October of this year.  However, the ongoing COVID-19 pandemic could delay final analysis and reporting of trial results. For example, EMERGE trial data analysis and reporting could be delayed if we and our clinical research vendors are unable to timely make in-person visits (due to local travel restrictions, shelter-in-place orders, quarantine requirements, etc.) to EMERGE clinical trial sites to perform necessary and routine monitoring of trial activities. In August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled patient enrollment and the treatment phase of our EMERGE clinical trial to be completed on schedule, there can be no assurance that clinical site initiation and patient enrollment in the ASCEND safety trial will not be delayed or negatively affected. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Furthermore, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

STS101 is a drug-device combination of a proprietary dry-powder formulation of DHE, which incorporates novel mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. While we have completed a Phase 1 clinical trial for STS101 in 42 healthy volunteers in which STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a favorable safety and tolerability profile, STS101 is currently undergoing testing in patients with migraine to assess its effectiveness, and there can be no assurance that we will be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of STS101 during our ongoing Phase 3 clinical trials. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our preclinical studies and Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

In July 2019, we initiated our Phase 3 EMERGE efficacy trial for STS101. As of June 2020, we had completed enrollment with more than 1,140 patients and expect to report topline data from this Phase 3 trial in late September or early October 2020. In August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101. The results of our preclinical testing and Phase 1 clinical trial, as well as preclinical and clinical testing by third parties of other DHE products and product candidates, may not be predictive of the results of our ongoing Phase 3 clinical trials, and any results of our EMERGE efficacy trial may not be predictive of the results of our ongoing ASCEND safety trial. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, our ongoing Phase 3 clinical trials involve the administration of STS101 by the patient in the patient’s home or other outpatient settings rather than a clinical setting, and decreased compliance with product instructions for use may negatively impact results. As a further example, based on published DHE pharmacokinetic and clinical trial data relating to DHE plasma concentrations and clinical efficacy of different DHE doses with other DHE products, we estimate that 1.0 ng/ml is the threshold concentration necessary for therapeutic response to DHE. While the administration of STS101 2.6 mg and 5.2 mg during our Phase 1 clinical trial consistently resulted in healthy subjects achieving DHE plasma concentrations in excess of 1.0 ng/ml, our estimation that such threshold may be sufficient for the effective treatment of migraine may be based on invalid assumptions or inferences and may not be correct. As a result, even if STS101 does achieve similar DHE plasma concentrations in our Phase 3 efficacy trial, there can be no assurance that STS101 will exhibit similar or improved efficacy as compared to previously-approved DHE products.

In addition, while DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine, STS101 is specifically designed to have a differentiated pharmacokinetic profile and administration procedure as compared to such products, including injectable DHE and DHE liquid nasal spray. As such, even though STS101 demonstrated a favorable safety, tolerability and pharmacokinetic profile in our Phase 1 clinical trial, there can be no assurance that STS101 will exhibit comparable or more favorable clinical performance in our Phase 3 clinical trials as compared to other DHE products. Furthermore, while in our Phase 1 clinical trial STS101 demonstrated greater DHE plasma concentration and lower pharmacokinetic variability than Migranal DHE mesylate liquid nasal spray and higher DHE exposure (plasma concentration over time expressed as area-under-curve) and comparable pharmacokinetic variability than certain other DHE products, such results may not be indicative of the comparative efficacy of STS101. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In July 2019, we initiated our Phase 3 EMERGE efficacy trial for STS101 and in August 2020 we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101. The FDA has agreed in principle with the proposed study design of our Phase 3 efficacy trial, dose strengths, statistical analysis and that a single efficacy study could be sufficient to support an NDA. However, changes in regulatory requirements and guidance may occur and we may need to amend our clinical trial protocols to reflect these changes with appropriate regulatory authorities. In addition, we may experience delays in initiating or completing our planned studies and trials of STS101. Furthermore, we cannot be certain that studies or trials for STS101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for STS101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. For example, because migraine affects adolescents (12 to 17 years of age) and children (6 to 11 years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment, February 2018, and the FDA has agreed with our plan to request a waiver of clinical studies in children under age six. We are working with the FDA to finalize the iPSP, but there can be no assurance that the FDA will ultimately grant our proposed waiver and/or deferrals. As a result, we could be required to conduct pediatric studies in such patient populations prior to or following any approval of STS101. The FDA or the applicable foreign regulatory agency also may approve STS101 for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve it with the labeling that we believe is necessary or desirable for its successful commercialization.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect patient enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated. Patients in our ongoing EMERGE clinical trial have generally been able to complete their scheduled visits and we have been able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in our ongoing trial use to record efficacy and other key data. However, there can be no assurances that our experience with our ASCEND safety trial will be the same or similar or that the COVID-19 pandemic will not have a significant impact on our ability to complete our ASCEND clinical trial and enroll patients in any planned or future clinical trials.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the recent COVID-19 pandemic has led to a period of considerable uncertainty and volatility. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for STS101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for STS101, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

With respect to DHE products, we will compete with Bausch Health’s Migranal, its authorized generic and other available generics (including Cipla and Leucadia), all of which are DHE liquid nasal spray products, as well as other branded and generic DHE products. In addition, we believe Impel NeuroPharma is developing a DHE liquid nasal spray product utilizing the same liquid formulation as Migranal, but with a different propellant-powered, single-use delivery device for which Impel NeuroPharma has indicated it plans to file an NDA in 2020. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. Impel NeuroPharma in particular, has indicated that it plans to pursue approval of its product on the basis of a clinical development program that includes only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blind Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or compete against such products, if approved.

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

The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials of STS101 properly and on time. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our programs. Third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct portions of our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of our clinical trial sites. Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of June 30, 2020, there was $3.8 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. An additional $5.0 million term loan may be drawn by us in $1.0 million increments. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2020, we had 20 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In addition to our pursuit of initial regulatory approval and successful commercialization of STS101 in the United States, we may conduct additional clinical trials and consider additional headache indications for STS101 to expand its commercial potential, including by potentially conducting clinical programs outside the United States. However, any positive results from our ongoing Phase 3 clinical trials of STS101 and results from clinical testing by third parties of other DHE products and product candidates, may not be predictive of the results of any such additional clinical trials. Therefore, there can be no assurance that we will ever be successful enhancing the commercial potential of STS101 or expanding its label.

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

Our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of STS101 and other hazardous compounds. We and any third-party manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our contract manufacturers’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

We have applied, and we intend to continue applying, for patents covering aspects of STS101, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of STS101, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2020, we have an exclusive license under 8 issued U.S. patents and 10 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and own or have an exclusive license from SNBL under various pending U.S. non-provisional patent applications, U.S. provisional patent applications, and pending foreign patent applications, and an international Patent Cooperation Treaty (PCT) patent application. All of our rights under issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. Additionally, we continue to expand to our intellectual property portfolio, with notices of allowance received from the United States Patent and Trade Office, or USPTO, in the second and third quarter 2020 for two pending patent applications owned by us or under which we have been granted exclusive rights by SNBL.

We anticipate these pending applications will issue around the end of this year, and, when issued, will have estimated expiration dates ranging from 2037 to 2039 (absent any adjustments or extensions of term). When the pending patents issue, they will bring the number of issued U.S. patents owned or licensed by Satsuma to 10, which we believe reflects the highly innovative and differentiated nature of our proprietary dry-powder nasal delivery and formulation technologies. While we anticipate these pending patents will issue around year-end, we cannot guarantee this will be the case. We cannot be certain that the claims in any of our patent applications will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in issued patents relating to STS101 will not be found invalid or unenforceable if challenged.

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

Under the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or FDCA, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved drug product. A manufacturer may also submit an NDA under section 505(b)(2) of the FDCA, which may be for a new or improved version of the originally approved drug product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA acceptance or approval of an ANDA or 505(b)(2) NDA for specific timeframes. In addition to this non-patent exclusivity, an NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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
•

analogous U.S. state laws, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives;

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

•	similar healthcare and data protection laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress.

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

As of June 30, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 79.0% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2020, we had outstanding a total of approximately 17.4 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

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

There were no sales of unregistered securities during the six months ended June 30, 2020.

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

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5

4.6	Description of Capital Stock	10-K	3/10/2020	4.6

10.1	2019 Incentive Award Plan.	S-1/A	9/3/2019	10.5(a)

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(b)

10.3	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(c)

10.4	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(d)

10.5	2019 Employee Stock Purchase Plan.	S-1/A	9/3/2019	10.6

10.6	Non-Employee Director Compensation Program.	S-1/A	9/3/2019	10.10

10.7	Fourth Amendment to the Amended and Restated Licensing Assignment Agreement, dated May 25, 2020, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

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

Company Name

Date: August 11, 2020	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)