Form 10-Q
period 2020-09-30
Satsuma Pharmaceuticals, Inc.
filed 2020-11-10
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 05, 2020, the registrant had 17,422,212 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans and expectations for the further clinical development of STS101;
•	our potential regulatory pathways for STS101;
•	the implementation of our business model and strategic plans for our business and STS101;
•	our expectations with regard to the data to be derived from our ongoing ASCEND Phase 3 long-term safety trial and any other clinical trials we may undertake;
•	the impacts of the COVID-19 pandemic on our operations;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for STS101;
•	our expectations regarding the potential market size and size of the potential patient populations for STS101, if approved for commercial use;
•	our commercialization, marketing and manufacturing plans and expectations;
•	the pricing and reimbursement of STS101, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering STS101, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$41,520	$22,755
Short-term marketable securities	40,576	84,942
Prepaid expenses and other current assets	7,954	7,047
Total current assets	90,050	114,744
Property and equipment, net	1,454	832
Long-term marketable securities	—	10,203
Other non-current assets	712	497
Total assets	$92,216	$126,276
Liabilities
Accounts payable	3,279	$4,282
Accrued and other current liabilities	2,427	1,710
Current portion of long-term debt	1,987	1,979
Total current liabilities	7,693	7,971
Long-term debt	1,524	2,951
Other noncurrent liabilities	11	19
Total liabilities	9,228	10,941
Commitments and Contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 17,422,212 shares and 17,382,047 shares issued and outstanding as of September 30, 2020 and December 31, 2019	2	2
Additional paid-in-capital	160,987	158,317
Accumulated other comprehensive income	85	17
Accumulated deficit	(78,086)	(43,001)
Total stockholders’ equity	82,988	115,335
Total liabilities and stockholders’ equity	$92,216	$126,276

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$8,750	$7,441	$27,227	$15,046
General and administrative	3,420	1,029	8,614	2,560
Total operating expenses	$12,170	$8,470	$35,841	$17,606
Loss from operations	(12,170)	(8,470)	(35,841)	(17,606)
Interest income	209	331	1,036	602
Interest expense	(82)	(121)	(280)	(365)
Other income, net	—	—	—	3
Net loss	$(12,043)	$(8,260)	$(35,085)	$(17,366)
Unrealized gain (loss) on marketable securities	(150)	12	68	12
Comprehensive loss	$(12,193)	$(8,248)	$(35,017)	$(17,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(2.26)	$(2.02)	$(8.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,415,146	3,658,504	17,397,607	1,986,190

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	—	—	17,404,962	2	159,740	235	(66,043)	93,934
Issuance of common stock upon exercise of stock options	—	—	12,350	—	32	—	—	32
Stock-based compensation	—	—	—	—	1,215	—	—	1,215
Issuance of common stock upon net exercise of common stock warrants	—	—	4,900	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,043)	(12,043)
Other comprehensive loss	—	—	—	—	—	(150)	—	(150)
Balances at September 30, 2020	—	$—	17,422,212	$2	$160,987	$85	$(78,086)	$82,988

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at June 30, 2019	9,936,341	73,138	1,152,957	1	2,944	—	(23,932)	(20,987)
Conversion of redeemable convertible preferred stock into common stock	(9,936,341)	(73,138)	9,936,341	1	73,137	—	—	73,138
Issuance of common stock upon initial public offering, net of issuance costs of $8,752	—	—	5,500,000	1	73,747	—	—	73,748
Vesting of restricted stock	—	—	7,979	—	—	—	—	—
Stock-based compensation	—	—	—	—	224	—	—	224
Issuance of common stock upon exercise of stock options	—	—	213,491	—	246	—	—	246
Issuance of common stock upon net exercise of common stock warrants	—	—	4,801	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,260)	(8,260)
Other comprehensive income	—	—	—	—	—	12	—	12
Balances at September 30, 2019	—	$—	16,815,569	$3	$150,298	$12	$(32,192)	$118,121

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	—	$—	17,382,047	$2	$158,317	$17	$(43,001)	$115,335
Issuance of common stock upon exercise of stock options	—	—	35,265	—	82	—	—	82
Stock-based compensation	—	—	—	—	2,588	—	—	2,588
Issuance of common stock upon net exercise of common stock warrants	—	—	4,900	—	—	—	—	—
Net loss	—	—	—	—	—	—	(35,085)	(35,085)
Other comprehensive income	—	—	—	—	—	68	—	68
Balances at September 30, 2020	—	$—	17,422,212	$2	$160,987	$85	$(78,086)	$82,988

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at January 1, 2019	3,046,355	$11,648	1,083,280	$1	$2,693	$—	$(14,826)	$(12,132)
Conversion of redeemable convertible preferred stock into common stock	(9,936,341)	(73,138)	9,936,341	1	73,137	—	—	73,138
Issuance of common stock upon initial public offering, net of issuance costs of $8,752	—	—	5,500,000	1	73,747	—	—	73,748
Vesting of restricted stock	—	—	23,935	—	—	—	—	—
Stock-based compensation	—	—	—	—	422	—	—	422
Issuance of common stock upon exercise of stock options	—	—	267,212	—	299	—	—	299
Issuance of common stock upon net exercise of common stock warrants	—	—	4,801	—	—	—	—	—
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $206	6,889,986	61,490	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,366)	(17,366)
Other comprehensive income	—	—	—	—	—	12	—	12
Balances at September 30, 2019	—	$—	16,815,569	$3	$150,298	$12	$(32,192)	$118,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(35,085)	$(17,366)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	168	102
Non-cash interest expense, and amortization of debt discount and issuance costs	81	98
Net amortization of premiums and accretion of discounts on marketable securities	33	49
Stock-based compensation	2,588	422
Changes in assets and liabilities
Prepaid expenses and other assets	(1,058)	(6,980)
Accounts payable	(1,003)	1,387
Accrued and other current liabilities	558	(152)
Other non-current liabilities	(8)	(10)
Net cash used in operating activities	(33,726)	(22,450)
Cash flows from investing activities
Purchases of marketable securities	(21,825)	(41,321)
Proceeds from maturities of marketable securities	76,429	—
Purchases of property and equipment	(745)	(463)
Net cash provided by (used in) investing activities	53,859	(41,784)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	61,490
Proceeds from issuance of initial public offering	—	74,904
Payment of offering costs	50	—
Repayment of debt	(1,500)	—
Proceeds from exercise of common stock options	82	299
Net cash (used in) provided by financing activities	(1,368)	136,693
Net increase in cash and cash equivalents	18,765	72,459
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	22,755	5,205
Cash and cash equivalents, at end of period	$41,520	$77,664
Supplemental disclosure of cash flow information:
Cash paid for interest	$207	$265
Supplemental non-cash investing and financing activities:
Unpaid deferred offering costs included in accounts payable and accrued and other current liabilities	$114	$1,156
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$54	$108
Conversion of convertible note and accrued interest into preferred stock	$—	$73,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, risks of clinical delays or failure, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on contract manufacturing organizations (“CMOs”), contract research organizations (“CROs”), compliance with government regulations and the need to obtain additional financing to fund operations. STS101 is an investigational product candidate that will require significant additional effort prior to any submission for regulatory approval and commercialization, if approved. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting.

There can be no assurance that the Company’s development of STS101 will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that STS101 will obtain necessary government regulatory approval or that STS will be commercially viable, if approved. In September 2020, the Company announced topline data from the EMERGE trial. There was no statistically significant difference between either dose strength of STS101 (3.9 mg and 5.2 mg) and placebo on co-primary endpoints of freedom from pain and most bothersome symptom at two hours post-administration. Further analysis of EMERGE trial data is ongoing, and the Company expects to provide a more detailed update on its business plans by early 2021 after these analyses are completed. Even if STS101 development efforts are eventually successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biopharmaceutical companies. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company's clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company's financial condition or results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $78.1 million as of September 30, 2020. The Company has historically financed its operations primarily through private placements of convertible preferred stock, a convertible promissory note, long-term debt and sale of common stock in the IPO. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $82.1 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three and nine months ended September 30, 2020 and through the end of 2021.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2020, the statements of operations and comprehensive loss, the statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2020 and 2019 are also unaudited. The results for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized. Accumulated depreciation as of September 30, 2020 and December 31, 2019 was $0.4 million and $0.2 million, respectively.

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

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s unaudited condensed financial statements as of September 30, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

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

As of September 30, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at September 30, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$5,011	$—	$—	$5,011
Corporate bonds	—	31,763	—	31,763
Asset backed securities	—	3,802	—	3,802
Marketable securities	5,011	35,565	—	40,576
Money market funds (1)	41,495	—	—	41,495
Total fair value of assets	$46,506	$35,565	$—	$82,071

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$5,005	$6	$—	$5,011
Corporate bonds	31,686	77	—	31,763
Asset backed securities	3,800	2	—	3,802
Marketable securities	40,491	85	—	40,576
Money market funds (1)	41,495	—	—	41,495
Total fair value of assets	$81,986	$85	$—	$82,071

(1)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,063	$—	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	—	64,295	—	64,295
Asset backed securities	—	20,787	—	20,787
Marketable securities	24,063	85,082	—	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$32,793	$85,082	$—	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,062	$1	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	64,285	17	(7)	64,295
Asset backed securities	20,781	7	(1)	20,787
Marketable securities	109,128	25	(8)	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$117,858	$25	$(8)	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of September 30, 2020 and December 31, 2019.

3.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued salaries and benefits	$1,036	$1,145
Accrued research and development expenses	1,056	88
Accrued professional services	263	248
Accrued interest	18	27
Other	54	202
Total	$2,427	$1,710

4.	Convertible Preferred Stock

In April 2019, the Company issued 6,889,986 shares of its Series B convertible preferred stock at $8.95444 per share to certain investors for gross proceeds of $61.7 million.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 9,936,341 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2020 (remaining three months)	$500
2021	2,000
2022	833
Total future maturities of debt	$3,333

As of September 30, 2020, the term loan advances, net of debt discount and debt issuance costs, were $3.5 million and are included in current portion of long-term debt and long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively, included in long-term debt on the Company’s condensed balance sheet.

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

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,778,044	1,568,874	$3.55	8.85
Additional shares authorized	695,281	—
Options granted	(704,700)	704,700	$28.18	9.49
Options exercised	—	(35,265)	$2.34
Balance, September 30, 2020	1,768,625	2,238,309	$11.33	8.54
Exercisable as of September 30, 2020	766,374
Vested and expected to vest, September 30, 2020	2,238,309

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $17.38 and $3.41 per share, respectively.

As of September 30, 2020, the total unrecognized stock-based compensation expense for stock options was $12.7 million, which is expected to be recognized over a weighted-average period of 2.67 years.

The total fair value of options vested for the nine months ended September 30, 2020 and 2019 was $1.0 million and $0.4 million, respectively.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

During the nine months ended September 30, 2020 and 2019, the Company granted stock options to employees and non-employees to purchase 704,700 and 1,022,118 shares of common stock, respectively.

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

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 160,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of September 30, 2020, 333,820 shares under the ESPP remain available for purchase. The current offering period is for 6.5 months beginning from May 1, 2020 until November 15, 2020.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$349	$106	$865	$193
General and administrative	866	118	1,723	229
	$1,215	$224	$2,588	$422

7.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(12,043)	$(8,260)	$(35,085)	$(17,366)
Denominator:
Weighted-average shares outstanding	17,415,146	3,670,472	17,397,607	2,006,074
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(11,968)	—	(19,884)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,415,146	3,658,504	17,397,607	1,986,190
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(2.26)	$(2.02)	$(8.74)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	September 30,
	2020	2019
Options to purchase common stock	2,238,309	1,569,257
Unvested restricted common stock awards	—	7,979
Warrants to purchase common stock	—	5,116
Total	2,238,309	1,582,352

8.	Related Party Transactions

In April 2019, as part of the Company’s Series B Financing, SNBL purchased 307,110 shares of Series B convertible preferred stock with an aggregate purchase price of $2.7 million.

SNBL purchased 233,333 shares of the common stock upon IPO, in addition to the conversion of its 33,741 shares of outstanding Series A preferred stock into the common stock.

Transactions with Others

Upon the closing of the IPO in September 2019, 3,887,668 shares of outstanding Series A and Series B convertible preferred stock owned by two shareholders of the Company, each owning more than 10% of the Company’s equity on an as-converted basis, converted into 3,887,668 shares of common stock. Upon the IPO these shareholders also purchased additional 2,633,333 shares of the Company’s common stock, with an aggregate purchase price of $39.5 million.

9.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases as of September 30, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining three months)	$75
2021	195
2022	83
Total minimum lease payments	$353

10.	Income Taxes

For the nine months ended September 30, 2020 and 2019, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

11.	Subsequent Events

In October 2020, the Company filed a shelf registration statement on Form S-3 (File No. 333-249645) with the SEC covering the offer and sale of up to $150.0 million of the Company’s securities.

In October 2020, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of the Company’s common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which the Company may sell common stock for aggregate gross sales proceeds of up to $50 million. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of November 10, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

For the purposes of the interim financial statements as of September 30, 2020 and for the nine months ended, the Company has evaluated the subsequent events through November 10, 2020, the date the unaudited interim condensed financial statements were issued.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product candidate for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which is designed to be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings.

We completed enrollment in our EMERGE Phase 3 efficacy trial in May 2020, randomizing more than the planned 1,140 migraine patients to one of two STS101 dose strengths or placebo. In September 2020, we announced topline data from the EMERGE trial. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported. Further analyses of the EMERGE trial data are ongoing, and we expect to provide a more detailed update on our business plans by early 2021 after completing these analyses. Our future funding requirements will depend upon the conclusions we reach in our ongoing analyses of the EMERGE trial and determination of a development plan for STS101, if any. If we continue the development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing scale-up and regulatory approval, and prepare for commercialization of STS101, if approved.

In August 2020, we initiated our open-label, Phase 3 ASCEND safety trial of STS101 in which we expect up to 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months with at least 150 patients completing 6 months of treatment and at least 50 patients completing 12 months of treatment.

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

Our net losses were $35.1 million and $17.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $78.1 million.

We do not have any products approved for sale and have not generated any product revenue since our inception. Prior to the completion of our IPO in September 2019, we had funded our operations primarily with an aggregate of $78.8 million in gross cash proceeds from the sale and issuance of convertible preferred stock, a convertible promissory note, and long-term debt.

In September 2019, we sold and issued 5,500,000 shares of common stock at $15.00 per share for gross proceeds of $82.5 million. In October 2019, we sold and issued an additional 552,116 shares of common stock at $15.00 per share for gross proceeds of $8.3 million as a result of the partial exercise by the underwriters of their option to purchase additional shares. These gross proceeds are before underwriting discounts, commissions and offering costs. Upon the closing of our IPO, all redeemable convertible preferred shares then outstanding automatically converted into 9,936,341 shares of common stock, 5,116 warrants were net exercised immediately after the IPO resulting issuance of 4,801 shares of common stock. In August 2020, the remaining 5,116 warrants were net exercised resulting issuance of 4,900 shares of common stock.

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of November 10, 2020, we had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $82.1 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2020 and through the end of 2021.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. Some clinics and institutions have taken measures to alleviate these strains, such as by prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. In August 2020, we initiated patient enrollment in our ASCEND open-label, Phase 3 safety trial of STS101in accordance with our previously communicated timeline objectives. We will continue to follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including with respect to remote monitoring of clinical data. To date, patients in our EMERGE and ASCEND clinical trials have generally been able to complete their scheduled visits and we have been able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in these trials use to record efficacy and other key data.

To date, we have not experienced any disruption in our supply chain of drug necessary to conduct our clinical trials and, given our drug inventories, believe we will be able to supply the drug needs of our clinical trials. We are supporting our employees by utilizing remote work when necessary and appropriate, leveraging virtual meeting technology and encouraging employees to follow local guidelines.

The following summarizes our priorities and actions to address the COVID-19 disruption and its impact on our operations:

Health & Safety

•	The health and well-being of our employees, patients in our clinical trials, employees at our clinical trial sites and supply chain partners is our top priority.
•

We have implemented strict measures to ensure and maintain safety, including working remotely when necessary and appropriate, social distancing and enhanced protocols to allow, if deemed necessary, remote monitoring and in-home testing of the subjects participating in our clinical trials.

•	We are closely monitoring rapidly evolving conditions throughout the United States and the rest of the world and are adhering to local, state and federal guidelines.

Business Continuity

•

The ongoing pandemic is challenging the healthcare and the clinical trial infrastructure worldwide. However, the EMERGE trial benefited from a design with a limited number of clinical study site visits. Moreover, our EMERGE trial sites were all in the United States and mostly at standalone clinics not co-located with hospitals. In addition, in March 2020 we implemented an IRB approved Contingency Study Visit plan for our EMERGE trial, which provided increased visit scheduling flexibility, options for home or drive through visits and telemedicine options (consistent with recent FDA guidance on conducting clinical trials during the COVID-19 pandemic). We also implemented remote site monitoring activities.

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

Financial Resources

•	We project that our existing cash, cash equivalents plus short-term investments are adequate to support our currently planned operations through the end of 2021.

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

Our research and development expenses on a go-forward basis will depend upon the conclusions we reach in our ongoing analyses of the EMERGE trial and determination of a development plan for STS101, if any. If we continue the development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. Predicting the timing or the cost to complete our clinical trials or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, if we experience significant delays in enrollment in any of our clinical trials or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when or if STS101 will receive regulatory approval.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, directors and officers insurance, allocated overhead, including rent, debt service, equipment, depreciation, information technology costs, and utilities, and other general operating expenses not otherwise classified as research and development expenses including marketing expenses due to pre-commercialization activities.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including salaries, benefits and stock-based compensation expenses, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, marketing expenses due to pre-commercialization activities, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest related to our long-term debt and accretion of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	Change	Change %
Operating expenses:
Research and development	$8,750	$7,441	$1,309	18%
General and administrative	3,420	1,029	2,391	232%
Loss from operations	(12,170)	(8,470)	(3,700)	44%
Interest income	209	331	(122)	(37)%
Interest expense	(82)	(121)	39	(32)%
Net loss	$(12,043)	$(8,260)	$(3,783)	46%

Research and Development Expenses

Research and development expenses increased by $1.3 million, or 18%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase in research and development expenses was primarily due to an increase of $1.3 million in fees paid to CROs and CMOs as a result of increased clinical trial activities and an increase of $0.2 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, partially offset by a decrease of travel expenses of $0.2 million as a result of reduced travel due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 232%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $0.5 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, an increase of $1.1 million of director and officer labiality insurance, professional fees for legal, consulting, accounting, tax and other services, and an increase of $0.8 million in marketing expenses due to pre-commercialization activities.

Interest Income

Interest income decreased by $0.1 million, or 37%, from the three months ended September 30, 2019 to the three months ended September 30, 2020, which was primarily due to a decrease in our average balances of our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased by less than $0.1 million, or 32%, from the three months ended September 30, 2019 to the three months ended September 30, 2020, which was primarily attributable to decrease of outstanding debt balances.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2020	2019	Change	Change %
Operating expenses:
Research and development	$27,227	$15,046	$12,181	81%
General and administrative	8,614	2,560	6,054	236%
Loss from operations	(35,841)	(17,606)	(18,235)	104%
Interest income	1,036	602	434	72%
Interest expense	(280)	(365)	85	(23)%
Other income, net	—	3	(3)	(100)%
Net loss	$(35,085)	$(17,366)	$(17,719)	102%

Research and Development Expenses

Research and development expenses increased by $12.2 million, or 81%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to a net increase of $10.8 million in fees paid to CROs and CMOs as a result of increased clinical trial activities, and an increase of $1.5 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and stock options granted to existing employees.

General and Administrative Expenses

General and administrative expenses increased by $6.1 million, or 236%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $3.4 million of director and officer liability insurance, professional fees for legal, consulting, accounting, tax and other services, an increase of $1.8 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and stock options granted to existing employees and an increase of $0.8 million in marketing expenses due to pre-commercialization activities.

Interest Income

Interest income increased by $0.4 million, or 72%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, which was primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased as a result of the net proceeds from our Series B convertible preferred stock in April 2019 and IPO in September 2019.

Interest Expense

Interest expense decreased by $0.1 million, or 23%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, which was primarily attributable to decrease of outstanding debt balances.

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

In October 2020, we entered into the Sales Agreement with SVB to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50 million. As of November 10, 2020, we had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $35.1 million and $17.4 million for the nine months ended September 30, 2020 and 2019, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2020 and through the end of 2021.

Our future funding requirements will depend upon the conclusions we reach in our ongoing analysis of the EMERGE trial and determination of a development plan for STS101, if any. If we continue the development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved.

To the extent we continue development of STS101, we will continue to require additional capital to fund operations for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. Our need for additional capital will depend on many factors, including:

•	our plans for the further clinical development of STS101;
•	potential regulatory pathways for the approval of STS101;
•	the strategic plans for our business and STS101;
•	the scope, timing, rate of progress, results and costs of our clinical trials for STS101;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of STS101;
•	the cost of building a sales force in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of STS101, if approved.

We are subject to the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our strategic plans may change with respect to the development of STS101, which could significantly change the costs and timing associated with its development and our operations. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. For example, the Loan Agreement contains many of these restrictions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate our development program and clinical trials. We may also be required to sell or license to others rights to STS101 in certain territories or indications that we would prefer to develop and commercialize ourselves. Adequate additional funding may not be available to us on acceptable terms or at all. See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(33,726)	$(22,450)
Investing activities	53,859	(41,784)
Financing activities	(1,368)	136,693
Net increase in cash and cash equivalents	$18,765	$72,459

Cash Flows Used in Operating Activities

Net cash used in operating activities was $33.7 million for the nine months ended September 30, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $35.1 million, adjusted for an increase in prepaid expenses and other assets of $1.1 million and a decrease of accounts payable by $1.0 million, which amounts were partially offset by an increase in accrued and other liabilities of $0.6 million, depreciation expense of $0.2 million, non-cash interest expense and amortization of debt discount and issuance costs of $0.1 million and stock-based compensation expense of $2.6 million. The decrease in accounts payable and increase in accrued and other liabilities and prepaid expenses and other current assets were primarily the result of the timing of payments to our vendors.

Net cash used in operating activities was $22.5 million for the nine months ended September 30, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $17.4 million, adjusted for an increase in prepaid expenses and other assets of $7.0 million, a decrease in accrued and other current liabilities of $0.2 million, which amounts were partially offset by depreciation expense of $0.1 million, stock-based compensation expense of $0.4 million, an increase in accounts payable of $1.4 million, $0.1 million from non-cash interest expense and amortization of debt discount and issuance costs and $0.1 million of cash provided by other operating activates. The increase in accounts payable and decrease in accrued and other liabilities and prepaid expenses and other current assets resulted from the timing of payments to our vendors.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $53.9 million for the nine months ended September 30, 2020, which consisted of proceeds from maturities of marketable securities of $76.4 million, which amounts were partially offset by purchases of marketable securities of $21.8 million and purchases of property and equipment of $0.7 million.

Net cash used in investing activities was $41.8 million for the nine months ended September 30, 2019, which consisted of purchases of marketable securities of $41.3 and purchases of property and equipment of $0.5 million.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2020, which primarily related to repayment of debt of $1.5 million, partially offset by proceeds from the exercise of common stock options of $0.1 million.

Net cash provided by financing activities was $136.7 million for the nine months ended September 30, 2019, which consisted of $61.5 million of net cash proceeds from our issuance of Series B convertible preferred stock, $74.9 million of net proceeds from our IPO and $0.3 million from the exercise of common stock options.

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes to our contractual obligations and commitments as of December 31, 2019 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2019, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $82.1 million, consisting of cash, cash equivalents, interest-bearing money market funds, investments in corporate bonds, and asset-backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $82.1 million, consisting of cash held in bank accounts, interest-bearing money market funds, investments in corporate bonds, and asset-backed securities denominated in U.S. dollars. Due to the nature of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on our company.

Item 1A. Risk Factors.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

•

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our prospects.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•	Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

•	The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

•

STS101 has recently completed testing to assess its effectiveness in patients with migraine in a randomized, double-blind, placebo-controlled Phase 3 trial and failed to demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

•

We may be unable to obtain regulatory approval for STS101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of STS101 and adversely impact our potential to generate revenue, our business and our results of operations.

•	If we encounter difficulties with patient enrollment or completion in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

•

STS101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•	We may be unable to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA), which could result in a longer development program and more costly trials than we anticipate.

•	Even if STS101 obtains regulatory approval, it may fail to achieve broad market acceptance.

•

We face, and will continue to face, significant competition in an environment of rapid technological and scientific change and our failure to effectively compete may prevent us from achieving significant market penetration for STS101, if approved. Most of our competitors have significantly greater resources than we have and we may not be able to successfully compete.

•

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. In July 2019, we initiated our Phase 3 EMERGE efficacy trial for our product candidate, STS101. In September 2020, we announced topline data from the EMERGE trial. There was no statistically significant difference between either dose strength of STS101 (3.9 mg and 5.2 mg) and placebo on co-primary endpoints of freedom from pain and most bothersome symptom at two hours post-administration. Further analysis of EMERGE trial data is ongoing, and the Company expects to provide a more detailed update on its business plans by early 2021 after these analyses are completed. In August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101. We have no other experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019 were approximately $35.1 million, $17.4 million and $28.2 million, respectively. As of September 30, 2020, we had an accumulated deficit of $78.1 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

To the extent we move forward with the development of STS101, we are likely to require additional capital to fund operations for the foreseeable future. STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We expect to continue to incur losses for the foreseeable future, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. To the extent we continue development of STS101, we are likely to require additional capital to fund operations for the foreseeable future. These expenditures include costs associated with clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as commercializing STS101, if approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of STS101.

As of September 30, 2020, we had resources consisting of cash, cash equivalents and marketable securities of $82.1 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2020 and through the end of 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•	our plans for the further clinical development of STS101;
•	potential regulatory pathways for the approval of STS101;
•	the strategic plans for our business and STS101;
•	the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including in connection with any clinical program we may pursue in foreign jurisdictions;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost of building a sales force in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	the extent to which COVID-19 coronavirus may impact our ongoing or planned clinical trials;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of STS101, if approved.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or STS101 that we would otherwise pursue on our own. We do not expect to realize revenue from sales of STS101 in the foreseeable future, if at all, unless and until STS101 is clinically tested, approved for commercialization and successfully marketed. To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and public equity. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, including pursuant to the Sales Agreement we entered into with SVB Leerink LLC in October 2020 in connection with our at-the-market offering, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

We have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine, which has not been approved for sale or commercial use. Currently, STS101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for pre-clinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the successful development, regulatory approval and commercialization of STS101, which may never occur. In September 2020, we announced topline data from the EMERGE trial. There was no statistically significant difference between either dose strength of STS101 (3.9 mg and 5.2 mg) and placebo on the two co-primary endpoints of freedom from pain and most bothersome symptom at two hours post-administration. Further analysis of EMERGE trial data is ongoing, and the Company expects to provide a more detailed update on its business plans by early 2021 after these analyses are completed. In August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101. We have no other experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

Our future funding requirements will depend on the conclusions we reach in our ongoing analysis of the EMERGE trial and determination of a development plan for STS101, if any. If we continue development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. In light of the EMERGE trial data, we may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the U.S. Food and Drug Administration, or FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate in ongoing or future trials that STS101 is safe and effective in our ongoing Phase 3 clinical trials, and we may therefore fail to commercialize STS101. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available dihydroergotamine mesylate, or DHE, products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

The clinical and commercial success of STS101 may depend on a number of factors, including the following:

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally, with most countries in the world now affected, including the United States. As a result of the pandemic, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials, and manufacturing activities, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays in the completion of our clinical trials;
•	reduced ability to monitor and thereby ensure adequate quality and compliance in the conduct of our clinical trials;
•	delays or difficulties in our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;
•	diversion of healthcare resources away from the conduct of clinical trials;
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

The ongoing COVID-19 pandemic did not delay completion of the EMERGE Phase 3 efficacy trial for STS101, and in August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled patient enrollment and the treatment phase of our EMERGE clinical trial to be completed on schedule, there can be no assurance that clinical site initiation and patient enrollment in the ASCEND safety trial will not be delayed or negatively affected. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

STS101 has recently completed testing to assess its effectiveness in patients with migraine in a randomized, double-blind, placebo-controlled Phase 3 trial and failed to demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

In September 2020, we announced topline data from the EMERGE trial. Although topline data showed numerical differences in favor of STS101 3.9 mg and 5.2 mg versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported.

As a result of the foregoing, it is uncertain whether we will continue to develop STS101. The conclusions we draw from our ongoing analysis of the EMERGE trial data will inform the go-forward development plan for STS101, if any. We may not be able to obtain regulatory approval for and successfully commercialize STS101 without conducting further clinical trials in addition to our ongoing ASCEND trial, which we could be required to amend or expand, and even if we are able to complete any ongoing, planned or future clinical trials of STS101, the results may not be sufficient to obtain regulatory approval or support successful commercialization.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in August 2020, we initiated patient enrollment in our open-label, Phase 3 ASCEND safety trial for STS101 and, based on our interactions with FDA, we believe the ASCEND trial may be sufficient to establish the safety of STS101 for the acute treatment of migraine at the dose strengths evaluated in the EMERGE trial in support of NDA submission. However, changes in regulatory requirements and guidance may occur that require us to amend our clinical trial protocols, or we may decide to amend our STS101 clinical development strategy to reflect information gathered during the evaluation of the results from EMERGE. In the event a change in regulatory requirements or guidance occurs, or if we decide to amend our STS101 clinical development strategy, we may decide to conduct additional trials for STS101. In addition, we may experience delays in initiating or completing our ongoing, planned, or future trials of STS101. Furthermore, we cannot be certain that studies or trials for STS101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•

clinical trials of STS101 may produce negative or inconclusive results (for example, in the EMERGE trial, STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints), and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development program for STS101;

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

If we are required to conduct additional clinical trials or other testing of STS101 beyond those that we currently contemplate, including for purposes of demonstrating the potential efficacy of STS101, if we are unable to successfully complete clinical trials of STS101 or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we may:

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

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for STS101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. For example, because migraine affects adolescents (12 to 17 years of age) and children (6 to 11 years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018) and the FDA has agreed with our plan to request a waiver of clinical studies in children under age six. We are working with the FDA to finalize the iPSP, but there can be no assurance that the FDA will ultimately grant our proposed waiver and/or deferrals. As a result, we could be required to conduct pediatric studies in such patient populations prior to or following any approval of STS101. The FDA or the applicable foreign regulatory agency also may approve STS101 for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve it with the labeling that we believe is necessary or desirable for its successful commercialization.

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

•	the clinical site’s ability to obtain and maintain patient consents; and
•	patients may elect not to participate in future trials of STS101 given STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints in the EMERGE trial.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect patient enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated. Although patients in our EMERGE trial were generally able to complete their scheduled visits and we were able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in our ongoing trial use to record efficacy and other key data, there can be no assurances that our experience with our ASCEND safety trial will be the same or similar or that the COVID-19 pandemic will not have a significant impact on our ability to complete our ASCEND clinical trial and enroll patients in any planned or future clinical trials.

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

STS101 has generally been well-tolerated in our clinical trials to date. In our Phase 3 EMERGE trial, both STS101 dose strengths were well-tolerated, with low adverse event rates and no serious adverse events reported. Nevertheless, if unacceptable side effects arise in our Phase 3 ASCEND long-term safety trial, or any other trials we may conduct in the future, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of STS101 for its targeted indications.

In addition, if undesirable side effects caused by other available DHE products or DHE products in development, the development and successful commercialization of STS101, if approved, could be negatively affected. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability or willingness of enrolled patients to complete any of our clinical trials, and/or result in potential product liability claims. Due to DHE’s vasoconstrictive effects, DHE products are not recommended for use in patients with cardiovascular risk factors. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate to the satisfaction of FDA, by conducting a drug-drug interaction study, that the coadministration of STS101 and certain other drugs does not result in inhibition of DHE metabolism and elevated DHE levels, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims.

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

We may not be able to seek FDA marketing approval of STS101 under Section 505(b)(2) of the FDCA. Section 505(b)(2), if applicable to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved DHE products. Under Section 505(b)(2), the development and approval of STS101 could potentially be expedited by decreasing the overall scope of work we must do ourselves so as to enable  an STS101 NDA submission based on Phase 3 efficacy and/or safety trial data combined with a demonstration of pharmacokinetic comparability of STS101 to one or more approved DHE products (i.e. reference listed drugs), which we believe we established in our Phase 1 trial. If we are unable to rely on Section 505(b)(2), the development program for STS101 would be longer than we expect, and we would also have to conduct more costly trials than we anticipate, which would harm our business.

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

We face, and will continue to face, significant competition in an environment of rapid technological and scientific change and our failure to effectively compete may prevent us from achieving significant market penetration for STS101, if approved. Most of our competitors have significantly greater resources than we have and we may not be able to successfully compete.

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

The market in which we will compete with STS101 is currently dominated by generic products. The majority of the prescriptions written for the acute treatment of migraine are for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dose forms, and two of these molecules are also available in injectable and/or liquid nasal spray dose forms that may have faster onset of action than oral dose forms.

With respect to DHE products, we will compete with Bausch Health’s Migranal, its authorized generic and other available generics (including Cipla and Leucadia), all of which are DHE liquid nasal spray products, as well as other branded and generic DHE products. In addition, we believe Impel NeuroPharma is developing a DHE liquid nasal spray product utilizing the same liquid formulation as Migranal, but with a different propellant-powered, single-use delivery device for which Impel NeuroPharma has indicated it plans to file an NDA in 2020. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. Impel NeuroPharma in particular, has indicated that it plans to pursue approval of its product on the basis of a clinical development program that includes only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blind Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or effectively compete against such products, if approved.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of September 30, 2020, there was $3.3 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. An additional $5.0 million term loan may be drawn by us in $1.0 million increments. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2020, we had 20 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of STS101. We currently carry product liability insurance covering our clinical trials, however, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing any dose of STS101, we intend to expand our insurance coverage to include its sale; however, we may be unable to obtain this liability insurance on commercially reasonable terms or at all.

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

We depend on our and our third-party suppliers or providers’ information technology systems, and any failure of these systems could harm our business. Any real or perceived security breaches, loss of data, and other disruptions or incidents could compromise the privacy, security, integrity or confidentiality of sensitive information related to our business or prevent us from accessing critical information and expose us to liability and reputational harm, which could adversely affect our business, results of operations and financial condition.

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

The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a real or perceived security breach affects our systems (or those of our third-party providers or suppliers) or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of or other processing of personally identifiable information or clinical trial data, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, negative publicity, harm to our reputation, governmental investigation and/or enforcement actions, claims or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we begin to operate in foreign jurisdictions.

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

We own or have an exclusive license under more than sixty U.S. and foreign patents and pending applications. In the U.S., we own or have exclusive license rights under 10 issued U.S. patents relating to STS101, including two patents issued by the USPTO in September and October 2020 with expiration dates (absent any adjustments or extensions of term) in 2039 and 2037, respectively. We believe the breadth of our patent estate reflects the highly innovative and differentiated nature of our proprietary dry-powder nasal delivery and formulation technologies. With the exception of one issued U.S. patent that we own, all of our rights under issued U.S. and foreign patents relating to STS101 are exclusively licensed from SNBL.

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

In the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, on November 3, 2020, the California Privacy Rights Act, or the CPRA, was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals within the European Economic Area, or the EEA, and the United Kingdom, including, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR also increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.   As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	announcements with regard to our conclusions from the EMERGE trial and the potential development of STS101;
•	announcements with regard to our strategic business plans;
•	results from, and any delays in, our clinical trials for STS101;
•	results of clinical trials of our competitors’ products;
•	competition from existing products or new products that may emerge;
•	announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating migraine;
•	announcements of regulatory approval or disapproval of STS101;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for STS101;
•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;
•	delays in the commercialization of STS101;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the United States or relevant foreign jurisdictions relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of STS101 or other DHE products;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic conditions in the United States and abroad, including recession or depression resulting from the current COVID-19 pandemic.

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

As of September 30, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 74.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2020, we had outstanding a total of approximately 17.4 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO expired on March 10, 2020, following which up to an additional approximately 11.3 million additional shares of common stock will be eligible for sale in the public market. The holders of approximately 3.3 million shares of our common stock, or approximately 19.2% of our total outstanding common stock as of September 30, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. While we do not believe we have experienced ownership changes in the past, it is possible we have done so, and we may experience ownership changes in the future as a result of our initial public offering and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities.

U.S. tax legislation and future changes to applicable U.S. tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, in 2017 the U.S. government enacted significant tax reform legislation, as modified by the CARES Act, and certain provisions of these new laws may adversely affect us. Changes include, but are not limited to, a federal corporate income tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for tax years beginning December 31, 2020 with respect to net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses for tax years beginning after December 31, 2020, providing for indefinite carryforwards for losses generated in tax years after December 31, 2017, imposing significant additional limitations on the deductibility of interest, allowing for the accelerated expensing of capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a largely territorial system. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.

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

There were no sales of unregistered securities during the nine months ended September 30, 2020.

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

Company Name

Date: November 10, 2020	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)