Form 10-K
period 2020-12-31
Satsuma Pharmaceuticals, Inc.
filed 2021-03-25
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the Nasdaq Global Market on such date, was approximately $302 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 4, 2021, the registrant had 31,521,485 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Table of Contents

SATSUMA PHARMACEUTICALS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•	our plans and expectations for the further clinical development of STS101;
•	our clinical and regulatory development plans for STS101;
•	the implementation of our business model and strategic plans for our business and STS101;
•	our expectations with regard to the data to be derived from our ongoing ASCEND Phase 3 long-term safety trial and any other clinical trials we may undertake;
•	the impacts of the COVID-19 pandemic on our operations;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for STS101;
•	our expectations regarding the potential market size and size of the potential patient populations for STS101, if approved for commercial use;
•	our commercialization, marketing and manufacturing plans and expectations;
•	the pricing and reimbursement of STS101, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering STS101, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

Trademarks

All brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, our trademarks and tradenames referred to in this report may appear without the ® and ™ symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Unless the context requires otherwise, references in this report to “Satsuma” the “Company,” “we,” “us,” and “our” refer to Satsuma Pharmaceuticals, Inc.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

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

•	Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

•	The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

•	STS101 has recently failed to demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

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

PART I

ITEM 1. BUSINESS

Overview

BUSINESS

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which is designed to be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings.  If approved, we believe STS101 has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines.

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our STS101 Phase 3 EMERGE efficacy trial in which STS101 demonstrated favorable numerical trends but did not achieve statistical significance versus placebo on the study’s co-primary endpoints.  Our updated development plan for STS101 includes a Phase 1 trial, which we expect to commence and complete in the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal Phase 3 efficacy trial that we anticipate initiating in mid-2021, with topline results expected in the second half of 2022. If successful, we could file a new drug application, or NDA, for STS101 with the U.S. Food and Drug Administration, or FDA, by the end of 2022.

In 2018, we completed a Phase 1 clinical trial of STS101 in 42 healthy volunteers, in which STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a generally favorable safety and tolerability profile.

In 2019, we initiated the EMERGE trial, a randomized, double-blind, placebo-controlled pivotal Phase 3 trial to evaluate the efficacy, safety and tolerability of a single dose of STS101 in the acute treatment of migraine. In 2020, we completed the EMERGE trial with total enrollment of more than 1,200 subjects, and in September 2020 announced topline results. Although both STS101 dose strengths (3.9 mg and 5.2 mg) evaluated in the EMERGE trial showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. Both dosage strengths of STS101 did, however, demonstrate significant effects (nominal p-value <0.05) on both freedom from pain and most bothersome symptom endpoints by three hours post-administration and later time points. In addition, STS101 demonstrated significant effects on multiple, pre-specified secondary efficacy endpoints. Both STS101 dose strengths were generally well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported.

Based on our analyses and review of EMERGE trial results and other data, including preliminary results from our ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND, we believe we have identified and are taking steps to address the key reasons that STS101 did not achieve statistical significance versus placebo on the co-primary endpoints at two hours post-administration in the EMERGE trial. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we can address this under-delivery issue through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance. We also believe other factors contributed to a negative outcome in the EMERGE trial, and we believe we could potentially mitigate these issues in our next STS101 Phase 3 efficacy trial through modifications to the trial design and conduct.

In August 2020, we initiated our ASCEND trial, in which we expect to enroll up to 300 patients with migraine who will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months, with at least 150 patients completing six months of treatment and at least 50 patients completing 12 months of treatment. As of a February 23, 2021 cut-off date, we had enrolled more than 275 subjects in the ASCEND trial and such subjects had treated a total of more than 2,200 migraine attacks with the 5.2 mg dose strength of STS101. As of the cut-off date, STS101 5.2 mg had been generally well-tolerated in the ASCEND trial, with low adverse event rates and no treatment-related serious adverse events reported.

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

Acute treatments for migraine are categorized as non-specific therapies, including nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and migraine-specific therapies, such as triptans, ergot alkaloids (including DHE-based products), oral calcitonin gene-related peptide (CGRP) antagonists (gepants), and lasmiditan, an oral 5-HT1F agonist (ditan). Lasmiditan and two gepants, ubrogepant and rimegepant, were approved in late 2019 and early 2020 by the FDA, and commercial introductions of these new products in the United States commenced in early 2020.

The acute migraine prescription market is large and growing at an accelerating rate. In 2020, approximately 17 million prescriptions were written in the United States for acute migraine-specific therapies, and prescription volumes for acute migraine-specific therapies grew by 8% versus 2019. This figure excludes prescriptions for non-specific therapies and therefore likely significantly understates the total number of prescriptions written for the acute treatment of migraine. Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for approximately 89% of migraine-specific acute therapy prescriptions. However, triptans have been reported to have a number of shortcomings, including that they have inconsistent efficacy across patients and migraine types, require early treatment, cause various side effects, may cause medication overuse headache, or MOH, and have slow and variable onset of action and short duration of effect that necessitates retreatment.

The migraine prescription market growth in 2020 is attributed to the introductions of rimegepant, ubrogepant, and lasmiditan, which together captured over 9% share of total prescriptions for migraine-specific therapies in the United States in the month of December 2020. The commercial performances to date of ubrogepant and rimegepant have significantly outperformed the projections of industry analysts. We believe these trends reflect the large size of the migraine patient population, the significant unmet need among people with migraine for new and improved acute treatments and the large potential commercial opportunity for such products. In addition, we believe the prospects for continued and sustained market growth are favorable given that migraine is under-diagnosed and under-treated. Further, given that none of the currently available treatment options adequately achieve the American Headache Society’s defined goals for the acute treatment of migraine for a significant percentage of migraine patients, we believe many patients will continue to experience high unmet need and seek new and better treatment options.

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

STS101 was designed to be a reliable and convenient DHE product capable of delivering the clinical advantages of DHE while overcoming the shortcomings of existing DHE products. STS101 has a number of key attributes that we believe may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance and thereby facilitate broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. These key STS101 attributes include:

•

Targeted plasma concentrations rapidly achieved and sustained. In our Phase 1 clinical trial, STS101 rapidly achieved and sustained target DHE plasma concentrations and demonstrated an overall pharmacokinetic profile that we believe has the potential to result in robust anti-migraine activity.

•

Low variability. In our Phase 1 clinical trial, STS101 demonstrated significantly lower variability in peak DHE plasma concentration and DHE exposure as compared to Migranal, which we believe, may lead to more reliable clinical performance if we are able to successfully address the issues that we believe impacted the results of our EMERGE trial.

•

Quick and convenient self-administration. STS101 utilizes a convenient, patient-friendly, single-use, nasal delivery device designed to enable self-administration of a full dose of DHE into a single nostril in a matter of seconds. The pre-filled device is pocket-sized and more compact than available DHE liquid nasal spray products, enabling portability and discreet use, and requires no assembly or priming. Our primary market research with migraine patients indicates that they view these features as important and desirable. In addition, the STS101 dry-powder formulation has demonstrated favorable stability properties (including, insensitivity to light, heat or oxygen) that we expect will enable storage across a wide range of temperatures and conditions.

•

Well tolerated. In our Phase 1 PK and Phase 3 clinical trials to date, STS101 has been generally well-tolerated, with low adverse event rates and no treatment-related serious adverse events reported. Importantly, STS101 does not exhibit the rapid and high peak concentrations associated with IV delivery of DHE, which may often result in side effects, in particular, nausea and vomiting.

We believe the foregoing attributes of STS101 could lead to it having a favorable clinical profile as compared to IV, IM or SC delivery of DHE and DHE mesylate liquid nasal spray products such as Migranal.

The STS101 administration procedure is shown in the figure below:

Although STS101 rapidly achieved and sustained targeted DHE plasma concentrations and demonstrated low pharmacokinetic variability in our Phase 1 PK trial, our analyses of data from the Phase 3 EMERGE trial suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we can address this under-delivery issue through a combination of introducing improved training of subjects in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance.

The faster a DHE product can produce the threshold DHE plasma concentration necessary for a therapeutic response, the more quickly following administration it may be able to achieve a therapeutic response. At the same time, we believe that rapid and high peak DHE plasma concentrations that greatly exceed the levels required for threshold a therapeutic response level may result in adverse side effects. For example, IV delivery of DHE has demonstrated peak DHE plasma concentrations of 50 ng/ml or more within several minutes of administration, and is reported to more frequently result in side effects (including nausea and vomiting, increases in blood pressure, flushing, dizziness, extremity pain, and abnormal skin sensations) than delivery of DHE by other routes of administration, such as IM or SC injection, nasal or pulmonary, which exhibit much lower peak DHE plasma concentrations that generally have not been reported to exceed approximately 3 to 4 ng/ml. Based on data from our STS101 clinical trials and from published DHE PK and clinical efficacy trials, we estimate that achieving DHE plasma concentrations between 1.0 ng/ml and approximately 2.5 to 3.5 ng/ml within approximately 15 to 30 minutes after dosing may result in clinically significant therapeutic response rates by two hours or earlier after dosing and low side effect rates. As demonstrated in Part 2 of our Phase 1 clinical trial, administration of STS101 5.2 mg resulted in DHE plasma concentrations rising rapidly, with mean peak DHE plasma concentrations reaching 2.2 ng/ml at 30 minutes after dosing.

Our updated development plan for STS101 includes a Phase 1 trial that we expect to commence and complete the second quarter of 2021 to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths. We plan to select the STS101 dose strength for our new Phase 3 efficacy trial based on the results of this Phase 1 trial.

As we believe under-delivery was an issue in the EMERGE trial, we have made several minor modifications to the STS101 delivery device to improve its performance. Based on extensive testing and performance characterization of the improved STS101 delivery devices, we believe the improved STS101 delivery devices will be easier for patients to use and could therefore significantly mitigate the potential for under-delivery. In addition, during the course of our ongoing open-label ASCEND trial, we have introduced several improvements to subject training as well as updated STS101 delivery devices incorporating some of the improvements we expect to implement for our new Phase 3 efficacy trial. Our analyses of the STS101 devices used by ASCEND subjects to treat their migraine attacks suggest that the initial modifications to subject training and the STS101 delivery device have resulted in increased delivery of the STS101 DHE dose with decreased variability.

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

Our Strategy

Our strategy is to develop and commercialize STS101 and address the significant unmet medical needs of a large number of people living with migraine. Key elements of our strategy include:

•

Advance STS101 through clinical development and regulatory approval for the acute treatment of migraine. In August 2020, we initiated our open-label, Phase 3 ASCEND safety trial of STS101 5.2 mg in which we expect up to 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months with at least 150 patients completing six months of treatment and at least 50 patients completing 12 months of treatment. We are commencing a new Phase 1 trial, which we expect to complete the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths. We also expect to commence in mid-2021 a new STS101 pivotal Phase 3 efficacy trial with an STS101 dose strength selected based on results the new Phase 1 trial, and expect to report topline results from this trial in the second half of 2022. If we select an STS101 dose strength higher than 5.2 mg, we plan to amend the ASCEND trial to investigate the long-term safety of the higher dose strength. If such trials are successful, we could file an NDA for STS101 by the end of 2022.

•

Maximize commercial potential of STS101. We plan to conduct a new Phase 3 efficacy trial utilizing a randomized, double-blind, placebo-controlled design similar to that of the EMERGE trial and as typically required by the FDA to support product-specific efficacy claims in product labeling and promotional materials. We believe that approved product labeling for STS101 including results from this new Phase 3 trial may differentiate STS101 from competing products and increase its commercial potential. We may also conduct additional clinical trials and consider additional headache indications for STS101 to maximize its commercial potential.

•

Commercialize STS101 in the United States. If approved, we plan to commercialize STS101 in the United States by building a specialized sales organization focusing on headache specialists, as well as general neurologists and primary care physicians who are high prescribers of migraine therapeutics.

•

Pursue market opportunities for STS101 outside the United States with one or more partners. We believe there is a significant market opportunity for STS101 in markets outside the United States. To address these markets, we plan to seek one or more ex-U.S. partners who can commercialize STS101, subject to foreign regulatory approval.

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

Migraine treatment can generally be categorized as either acute or preventive. Treatment guidelines indicate that all patients should be offered acute treatment, which is focused on stopping the migraine attack quickly and restoring the patient’s ability to function with minimal side effects. In addition to receiving acute treatments, a subset of patients (typically those with more severe and/or frequent migraine attacks) may also receive preventive treatment, which is focused on reducing the frequency, duration or severity of migraine attacks or the associated disability caused by such attacks. Historically, preventive therapies, such as anti-convulsants, beta blockers and onabotulinumtoxinA injections, have lacked strong efficacy for many patients, have been associated with significant side effects or required burdensome administration. The recent development and introduction of anti-CGRP therapeutics as a new class of preventive therapy is raising awareness of the treatment opportunities in migraine and may lead to an increase in the number patients being diagnosed and treated for migraine. However, these new therapies do not alleviate the need for acute therapies, as such products that have been approved to date on average result in patients experiencing a reduction of only two migraine days per month. Despite its high prevalence and burden, migraine remains a highly underdiagnosed and undertreated illness due to lack of awareness, stigma and the inherent limitations of currently available therapies.

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
•

Partial or variable absorption in the nose, with the remaining fraction of drug delivered into the nasal passage running down the back of the throat and being swallowed with potential for any subsequent absorption in the gastrointestinal tract to be poor or delayed;

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

Acute treatments are categorized as non-specific therapies, including NSAIDs and acetaminophen, and migraine-specific therapies, such as triptans, ergot alkaloids (including DHE-based products), gepants and a ditan. Non-specific therapies are generally recommended for the acute treatment of migraine with mild to moderate pain, and migraine-specific therapies are generally recommended for the acute treatment of migraine with moderate to severe pain. However, none of the currently available treatment options adequately achieve the acute treatment goals for a significant percentage of migraine patients.

Triptans

Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for approximately 89% of migraine-specific acute therapy prescriptions, or almost 15 million prescriptions in the United States in 2020. Triptans are serotonergic agonists, typically with selective activity on a limited number of serotonergic receptors, including the 5-HT1B and 5-HT1D receptors. While widely prescribed, triptans have been reported to have low treatment persistence, with up to 66% of patients never refilling their initial triptan prescriptions. A substantial majority of patients who discontinue triptans cite a lack of efficacy and side effects as the reasons for discontinuation. Triptans have been reported to have a number of shortcomings, including being inconsistent and having sub-optimal efficacy, leading to side effects and medication overuse headaches, having early treatment requirements that only allow for a short therapeutic window, and having a slow and variable onset of action and short duration of effect.

Oral CGRP Receptor Agonists (gepants)

First commercially introduced in the United States in early 2020, the gepants are a class of orally-administered, migraine-specific acute treatments that act as antagonists of the calcitonin gene-related peptide receptor.  Two gepant products, ubrogepant and rimegepant, are currently approved in the United States.  In 2020, gepants accounted for approximately 5% of migraine-specific acute therapy prescriptions, and in the month of December 2020 captured approximately 9% share of these prescriptions.  The commercial performance to date of the gepants has significantly exceeded the projections of a number of securities and industry analysts.  We believe these trends reflect the large size of the migraine patient population, the significant unmet need among people with migraine for new and improved acute treatments and the large potential commercial opportunity for such products.  The safety and tolerability of the gepants is reported to be favorable, and because gepants are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions.  The efficacy of the gepants, however, is reported to be modest in comparison with the triptans and potentially not meaningfully greater than that of simple analgesics than can be purchased without a prescription.

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

Due to DHE’s vasoconstrictive effects, DHE products are not recommended for use in patients with cardiovascular risk factors. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of DHE and certain other drugs does not result in drug-drug interactions, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential.

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

DHE Liquid Nasal Spray

DHE may also be delivered via liquid nasal spray. However, Migranal, the only FDA-approved DHE mesylate liquid nasal spray product, and development-stage DHE liquid nasal spray products may have a number of limitations and complexities related to their liquid nasal spray formulation and delivery devices, including high variability and slow absorption, complex and burdensome administration, and inconvenient packaging that is potentially subject to degradation.

Headache specialists articulate a need for a patient-friendly, self-administered, non-injected DHE product that consistently and reliably provides the rapid, durable and robust efficacy that is currently available only with injectable DHE therapies. Given the differentiated clinical features of DHE, we believe DHE, if made available in a non-injectable dosage form that is well tolerated, facilitates quick and convenient administration and delivers rapid and sustained achievement of therapeutic concentrations with low variability, could provide significant benefits over existing acute treatments for migraine and help a large number of people living with migraine achieve better treatment outcomes.

Our Solution: STS101 for the Acute Treatment of Migraine

STS101 is an investigational drug-device combination of a proprietary dry-powder formulation of DHE administered by a proprietary pre-filled, single-use, nasal delivery device. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming the shortcomings that have limited the utility of DHE for the acute treatment of migraine. The proprietary and foundational dry-powder formulation and nasal delivery device technologies incorporated in STS101 were developed over more than 15 years by a dedicated team at Shin Nippon Biomedical Laboratories, Ltd., or SNBL.

Subsequent to licensing such technology from SNBL, we advanced the development of STS101 by developing and optimizing the STS101 formulation, establishing analytical methods and scalable and commercial-scale manufacturing performed in accordance with good manufacturing practices, conducting extensive analytical characterization of STS101 and its components, and completing toxicology studies in accordance with good laboratory practices. The manufacturing processes we established employ standard technologies that are commonly utilized in the pharmaceutical industry for the manufacture of approved drug and drug-device combination products and that we believe are reproducible on commercial-scale equipment.

STS101 was designed to be a rapidly-acting, reliable, and convenient DHE therapeutic product. It has a number of key attributes that we believe may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance and thereby facilitate broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. These key STS101 attributes include:

•

Targeted plasma concentrations rapidly achieved and sustained. In our Phase 1 clinical trial, STS101 rapidly achieved and sustained target DHE plasma concentrations and demonstrated an overall pharmacokinetic profile that we believe should result in robust anti-migraine activity.

•

Low variability. In our Phase 1 clinical trial, STS101 demonstrated significantly lower variability in peak DHE plasma concentration and DHE exposure as compared to Migranal, which may lead to more reliable clinical performance if we are able to successfully address the issues that we believe impacted the results of our EMERGE trial.

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

•

Well tolerated. In our Phase 1 PK and Phase 3 clinical trials to date, STS101 has been generally well-tolerated, with low adverse event rates and no treatment-related serious adverse events reported. Importantly, STS101 does not exhibit the rapid and high peak concentrations associated with IV delivery of DHE, which may often result in side effects, in particular, nausea and vomiting.

We believe the foregoing attributes of STS101 offer the potential for a favorable clinical profile as compared to IV, IM or SC delivery of DHE and DHE mesylate liquid nasal spray products such as Migranal.

Although STS101 rapidly achieved and sustained targeted DHE plasma concentrations and demonstrated low pharmacokinetic variability in our Phase 1 PK trial, our analyses of data from the Phase 3 EMERGE trial suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we can address this under-delivery issue through a combination of introducing improved training of subjects in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance.

The faster a DHE product can produce the threshold DHE plasma concentration necessary for a therapeutic response, the more quickly following administration it may be able to achieve a therapeutic response. At the same time, we believe that rapid and high peak DHE plasma concentrations that greatly exceed the levels required for threshold a therapeutic response level may result in adverse side effects. For example, IV delivery of DHE has demonstrated peak DHE plasma concentrations of 50 ng/ml or more within several minutes of administration, and is reported to more frequently result in side effects (including nausea and vomiting, increases in blood pressure, flushing, dizziness, extremity pain, and abnormal skin sensations) than delivery of DHE by other routes of administration, such as IM or SC injection, nasal or pulmonary, which exhibit much lower peak DHE plasma concentrations that generally have not been reported to exceed approximately 3 to 4 ng/ml. Based on data from our STS101 clinical trials and from published DHE PK and clinical efficacy trials, we estimate that achieving DHE plasma concentrations between 1.0 ng/ml and approximately 2.5 to 3.5 ng/ml within approximately 15 to 30 minutes after dosing may result in clinically significant therapeutic response rates by two hours or earlier after dosing and low side effect rates. As demonstrated in Part 2 of our Phase 1 clinical trial, administration of STS101 5.2 mg resulted in DHE plasma concentrations rising rapidly, with mean peak DHE plasma concentrations reaching 2.2 ng/ml at 30 minutes after dosing.

The STS101 administration procedure is shown in the figure below:

Development Plan and Regulatory Pathway

Our development plan for STS101 is informed by published FDA guidance as well our discussions with the FDA. Based on written feedback provided by the FDA following completion of our Phase 1 PK clinical trial, we believe the results of our completed Phase 1 PK clinical trial and our ongoing ASCEND Phase 3 safety trial, if successful, may be sufficient to support FDA approval of STS101 for the acute treatment of migraine headaches with or without aura. However, we plan to conduct a new Phase 3 efficacy trial utilizing a randomized, double-blind, placebo-controlled design similar to that of the EMERGE trial and as typically required by the FDA to support product-specific efficacy claims in product labeling and promotional materials. We believe that approved product labeling for STS101 including results from this new Phase 3 trial would differentiate STS101 from competing products and increase its commercial potential. We may also conduct additional clinical trials and consider additional headache indications for STS101 to maximize its commercial potential.

Because DHE is well characterized and previously approved, we intend to seek FDA marketing approval of STS101 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which provides an alternate path to FDA approval for modifications to formulations of products previously approved by the FDA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from non-clinical studies and clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. By utilizing this pathway, and based on our discussions with the FDA, we believe we would be able to forego a Phase 2 clinical trial of STS101 by establishing that STS101 has comparative bioavailability to a reference listed drug with the PK results of one or more of our Phase 1 clinical trials.

In the United States, we intend to pursue a 505(b)(2) NDA for STS101 referencing the NDAs for D.H.E. 45 (DHE mesylate injectable solution) and Migranal (DHE mesylate liquid nasal spray). Migranal has no therapeutic equivalents (other than an authorized generic and two third-party generics) and is not covered under any unexpired patents that could delay approval of our NDA. We believe this development strategy could provide both an expeditious and cost-efficient approval pathway for STS101 in the United States.

In Europe, our regulatory strategy is to pursue marketing approval STS101 based on results of the clinical trials we complete in the United States, assuming such trials adequately establish the efficacy and safety of STS101. Based on feedback we have received from regulatory agencies in several European countries following scientific advice meetings, we believe our U.S. clinical program for STS101, if successful, could support marketing approval of STS101 in Europe. However, because European countries generally do not offer applicants regulatory pathways analogous to the U.S. 505(b)(2) pathway, some or all regulators in Europe could require us to successfully complete certain non-clinical studies prior to granting marketing approval for STS101.

Clinical Trial Results

In 2018, we completed a Phase 1 clinical trial of STS101 in 42 healthy volunteers, in which STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a generally favorable safety and tolerability profile. We believe the overall pharmacokinetic profile demonstrated by STS101 in this trial should result in robust anti-migraine activity.

EMERGE: Phase 3 Efficacy Trial

Our Phase 3 EMERGE efficacy trial was a multi-center, single-dose, randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy, safety, and tolerability of single doses of STS101 in the acute treatment of migraine in approximately 1,140 patients. To establish eligibility, study participants must have had at least two but no more than eight migraine attacks during a 28-day screening period. After establishing full eligibility, the study participants were randomized (1:1:1) to receive one of three treatments: STS101 DHE 3.9 mg, STS101 DHE 5.2 mg or matching placebo. After randomization, the trial participants were instructed to treat their next migraine attack of at least moderate pain severity with the allocated blinded study medication. All study participants were trained multiple times in the STS101 administration procedure prior to use, and we provided each participant with an electronic device preloaded with diary software designed to capture relevant trial data.

The figure below provides details of the trial design of our Phase 3 EMERGE efficacy trial:

STS101 Phase 3 EMERGE Efficacy Trial Design

We completed enrollment in our EMERGE Phase 3 trial in May 2020, randomizing 1,201 migraine patients to one of two STS101 dosage strengths or placebo. In September 2020, we announced topline data from the EMERGE trial. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance (p-value <0.05) for either dosage strength. The table below summarizes the results of STS101 on the co-primary endpoints in the EMERGE trial.

EMERGE Co-primary Endpoints*:	3.9 mg	5.2 mg	Placebo
Patients**	n=354	n=353	n=358
Freedom from Pain at 2 hours Number of patients % responders Difference vs Placebo p-value	69/354 19.5% 4.7% 0.10	68/353 19.3% 4.5% 0.11	53/358 14.8% --- ---
Freedom from Most Bothersome Symptom at 2 hours Number of patients % responders Difference vs Placebo p-value	133/340 39.1% 5.4% 0.14	139/343 40.5% 6.8% 0.06	119/353 33.7% --- ---

*

Per the EMERGE trial Statistical Analysis Plan, subjects who did not report efficacy data for the 2-hour post-treatment time point were imputed to be non-responders, irrespective of response status as of the last time point prior to 2 hours when efficacy data was reported.

**

All randomized subjects with a qualifying migraine attack who took study medication and provided efficacy data for at least one time point at or before two hours post-administration of study medication

As illustrated below, both dose strengths of STS101 did, however, demonstrate significant effects (nominal p-value < 0.05) on both freedom from pain and most bothersome symptom endpoints by three hours post-dose and later time points. In addition, STS101 demonstrated significant effects on multiple, pre-specified secondary efficacy endpoints.

Consistent with the safety and tolerability results observed to date in other STS101 clinical trials, including the ongoing ASCEND open-label, long-term safety trial, both STS101 dose strengths were generally well-tolerated in the EMERGE trial, with low adverse event rates and no drug-related serious adverse events reported. The most common treatment-emergent adverse events were nasal discomfort, dysgeusia, rhinorrhea, nasal congestion, and nausea. The most frequent nasal adverse event (discomfort) occurred in less than 6% of all trial participants who administered STS101.

We conducted multiple post-hoc analyses to determine why STS101 did not achieve statistical significance on co-primary endpoints in the EMERGE trial, and believe we have identified the key reasons. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we can address the under-delivery issue by (i) introducing improved training of subjects in our clinical trials and (ii) making several minor modifications to the STS101 delivery device to improve its performance. We believe other factors also contributed to a negative outcome in the EMERGE trial, including: (i) early data entry by subjects in the electronic diary device due to device alarm programming; (ii) high proportions of subjects and treated migraine attacks with characteristics associated with poor treatment outcomes, and in particular, high proportions of subjects with pain of severe intensity immediately prior to treatment with study medication; and (iii) a high placebo response rate, particularly in light of the severe symptomology of the migraine attacks treated by subjects in the trial. We believe we may be able to mitigate these issues in our next STS101 Phase 3 efficacy trial through modifications to the trial design and conduct.

ASCEND: Phase 3 Safety Trial

In August 2020, we initiated our open-label, Phase 3 long-term safety trial of STS101 in which we expect up to 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months. with at least 150 patients completing six months of treatment and at least 50 patients completing 12 months of treatment. As of a February 23, 2021 cut-off date, we had enrolled more than 275 subjects in the ASCEND trial and such subjects had treated a total of more than 2,200 migraine attacks with the 5.2 mg dose strength of STS101. As of the cut-off date, STS101 5.2 mg had been generally well-tolerated in the ASCEND trial, with low adverse event rates and no treatment-related serious adverse events reported. If we select an STS101 dose strength higher than 5.2 mg, we plan to amend the ASCEND trial to investigate the long-term safety of the higher dose strength.

As part of our efforts to address the STS101 under-delivery issue that we identified during our post-hoc analyses of the EMERGE trial results, we have introduced over the course of the ongoing ASCEND trial several improvements to training of subjects, as well as STS101 investigational product incorporating the minor modifications we have made to the STS101 delivery device to improve its performance. Based on our analyses of STS101 devices used by ASCEND subjects in treating their migraine attacks, which have demonstrated improved delivery performance, we believe the combination of our improved training of subjects and the minor modifications made to the STS101 delivery device have addressed the under-delivery issue.

Planned Phase 1 and Phase 3 Efficacy Trials

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from STS101 Phase 3 EMERGE efficacy trial in which STS101 demonstrated favorable numerical trends but did not achieve statistical significance versus placebo on study co-primary endpoints. Our updated development plan for STS101 includes a Phase 1 trial, which we expect to complete the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal Phase 3 efficacy trial that we anticipate initiating in mid-2021, with topline results expected in the second half of 2022. If we select an STS101 dose strength higher than 5.2 mg, we plan to amend the ASCEND trial to investigate the long-term safety of the higher dose strength.  If such trials are successful, we could file an NDA for STS101 by the end of 2022.

Additional Trials

To date, we and SNBL have completed preliminary human factors studies that we believe support self-administration of STS101 in the outpatient setting for the treatment of migraine and validate the STS101 instructions for use. We anticipate conducting further human factors studies, including a human factors validation study.

We may undertake additional clinical trials with STS101 to enhance its clinical profile. For example, unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of STS101 and certain other drugs does not result in drug-drug interactions, the FDA is likely to require a “black box” warning in the label for STS101, if approved, in line with the warnings that are included in the labels for other approved DHE products.

Because migraine affects adolescents (12 to 17 years of age) and children (six to eleven years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018) and the FDA has agreed with our plan to request a waiver of clinical studies in children under age six.  We are working with the FDA to finalize the iPSP, and to our knowledge the FDA has not previously required initiation of pediatric studies for any drug for the acute treatment of migraine prior to its approval in the adult population, there can be no assurance that the FDA will ultimately grant our proposed waiver and/or deferrals. As a result, we could be required to conduct pediatric studies in such patient populations prior to or following any approval of STS101. Under the pediatric exclusivity provision of the FDCA, if FDA issues a written request for the pediatric studies and they are conducted pursuant to the written request, STS101 could qualify for an additional six months of marketing exclusivity. Moreover, if the conducted iPSP leads to an approval of STS101 for pediatric migraine patients, then this population could use STS101.

Manufacturing

Our manufacturing and regulatory teams have substantial experience in manufacturing process development, registration and the commercial manufacture of drug-device combination products, including inhalation-route drug-device combination products. We do not have internal manufacturing facilities and all of our manufacturing processes, which must comply with current good manufacturing practices, or cGMP, are outsourced to third parties with oversight by our internal managers. We rely on third-party manufacturers to produce sufficient quantities of drug product for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of STS101.

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

The proprietary STS101 nasal powder delivery device plastic components are manufactured by two third-party CMOs using widely available common standard injection-molding and blow-molding equipment processes, and we are currently completing the process of qualifying the production-scale mold tooling, which we own, that we plan to use for the manufacture of STS101 registration batches and commercial supplies.

For commercial supply of STS101, we intend to contract with one of the same CMOs that we utilize to manufacture the final nasal powder formulation for our clinical supplies, and we expect to use the same standard equipment and processes as used in the manufacture of such clinical supplies. For large-scale automated filling, automated assembly and packaging of the STS101 nasal powder delivery device for commercialization, we intend to contract with a CMO that we are utilizing to semi-automatically fill and manually assemble the STS101 delivery devices to be used in the STS101 Phase 3 clinical trial program. Automated filling, assembly and packaging of STS101 commercial supplies will utilize semi-custom equipment which we have purchased and are qualifying, and, with respect to packaging, intend to contract for and purchase.

Commercial Operations

In March 2020, we hired an experienced Chief Commercial Officer. However, we currently have no other marketing staff or sales staff. If approved, we plan to commercialize STS101 in the United States by building a specialized sales organization focusing on headache specialists, as well as general neurologists and primary care physicians who are high prescribers of migraine therapeutics. Outside the United States, we intend to establish commercialization strategies for STS101 as we approach possible commercial approval in each market, which may include collaborations with other companies.

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

In 2020, approximately 17 million prescriptions for migraine-specific acute therapies were written in the United States. This figure excludes prescriptions of non-specific therapies, such as nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and thus likely understates the total number of prescriptions written for the acute treatment of migraine. The majority of the prescriptions written were for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dosage forms, and two of these molecules are also available in injectable and/or liquid nasal spray dosage forms that may have faster onset of action than oral dosage forms. With respect to DHE products, we will compete with Bausch Health’s Migranal and its authorized and third-party generic equivalents, which are DHE liquid nasal spray products, as well as the branded injectable DHE product and its generic equivalents. In addition, we believe Impel NeuroPharma is developing a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. Impel NeuroPharma has reported it filed an NDA for its DHE liquid nasal spray product that is under review by FDA with a PDUFA goal date of September 6, 2021. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. We believe these products will suffer from many of the same limitations as Migranal, have not been reported to significantly improve DHE absorption or pharmacokinetics as compared with Migranal to an extent that we believe likely to be clinically relevant, and have not been evaluated for efficacy in any randomized, controlled, double-blinded efficacy trials. Impel NeuroPharma in particular has indicated that it is pursuing approval of its product on the basis of a clinical development program that includes only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blinded Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or compete against such products, if approved.

We also face competition from newer oral migraine-specific acute treatments that have been recently approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, and two gepants, Abbvie’s ubrogepant and Biohaven’s rimegepant. Because lasmiditan, ubrogepant, and rimegepant are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for lasmiditan, ubrogepant and rimegepant do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant and rimegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products. Moreover, prescribing of ubrogepant, and to a lesser extent rimegepant, may be complicated by the potential for interactions with a variety of prescription and over-the-counter medicines, vitamins and herbal supplements, with this potential necessitating dose adjustment of or contraindication to ubrogepant.

Further, preventive treatment of migraine, could, if broadly adopted and used successfully, potentially reduce the need and demand for acute treatment options. Injectable formulations of anti-CGRP monoclonal antibodies (e.g., erenumab, fremanezumab, and galcanezumab) have recently been approved for prevention of migraine attacks and Abbvie and Biohaven have also reported that they are seeking regulatory approval for oral gepant products for prevention of migraine attack indications. In addition, Lundbeck (formerly Alder Biopharmaceuticals) previously announced it was commencing a study of its intravenously injected monoclonal CGRP antibody therapeutic, eptinezumab, which was approved in February 2020 by the FDA for prevention of migraine attacks, to evaluate it as an acute treatment for migraine.

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

With regard to STS101, we have patents and applications to formulations, dosages, devices, and methods of use. As of December 31, 2020, we own or have exclusive license rights under more than sixty U.S. patents and foreign patents and pending applications. In the U.S., we own or have exclusive license rights under ten issued U.S. patents relating to STS101 with estimated expiration dates ranging from 2023 until the end of 2039 (absent any adjustments or extensions of term). Recently issued U.S. patents relating to STS101 that we own or are exclusively licensed under include U.S. Patent 10,758,532, issued September 1, 2020 and U.S. Patent 10,792,253, issued October 6, 2020. If issued, future patents resulting from pending U.S. patent applications relating to STS101 would be estimated to expire between 2033 and 2040 (absent any adjustments or extensions of term). As of December 31, 2020, all but one issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. The pending U.S. and foreign patent applications relating to STS101 are solely owned by us or exclusively licensed from SNBL.

The patent portfolio for STS101 is directed to cover formulations, dosages, devices, and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications and corresponding foreign national and regional counterpart patents and patent applications. As of December 31, 2020, all except one of the issued US patents were exclusively licensed from SNBL. Royalties on products covered by this exclusive license are payable on a product-by-product and country-by-country basis until the latter of the expiration of the last-to-expire patent covering such product and the ten-year anniversary of the first commercial sale of such product in such country. For more information on the SNBL License, see the section titled “Business—Licenses and Collaborations.” We own U.S. patent applications relating to the formulations, dosages, devices and methods of use for DHE and related compounds in the treatment and prevention of headache.

The terms of patents and patent applications, if issued, relating to STS101 in other jurisdictions (including Europe, Japan, China, India, Canada, Australia, Brazil, Korea, Mexico, Russia), if the appropriate maintenance, renewal, annuity and other government fees are paid, are expected to expire between 2025 and 2039. We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know how and inventions.

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

Licenses and Collaborations

In June 2016, we and SNBL, entered into a licensing and assignment agreement, or the SNBL License, which was amended and restated in December 2016 and further amended in January 2017, April 2017, October 2017, and May 2020. We currently rely and intend to continue to rely on the SNBL License for purposes of our development and potential commercialization of STS101. From the time we entered into the SNBL License until the consummation of our Series A convertible preferred stock financing in December 2016, we were a subsidiary of SNBL and SNBL continues to hold over 5% of our outstanding capital stock. Under the SNBL License, SNBL assigned to us certain patent rights and know-how that are directed to SNBL’s proprietary nasal drug delivery technology, including its proprietary nasal delivery device, or the Device, and formulation technologies, for use with DHE, or the DHE Product. SNBL granted to us an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how, other than the assigned patent rights and know-how, to develop, make, use, and commercialize DHE Products in the field of treatment, prevention or prophylaxis of all indications and human medical conditions, as well as the products consisting of the Device used to deliver a combination of DHE and one or more active pharmaceutical ingredients other than DHE, or DHE Combination Products, in the field of treatment, prevention or prophylaxis of migraine and non-migraine headaches. We granted to SNBL a non-exclusive, royalty-free, sublicensable license, under our rights in improvements to the Device, to develop, make, use, and commercialize products and devices other than DHE Products and DHE Combination Products. During the term of the SNBL License, we, SNBL, and our and SNBL’s affiliates are not permitted to develop or commercialize, or to enable third parties to develop or commercialize, a product containing DHE as an active ingredient for delivery through nasal tissues or the respiratory system, other than pursuant to the SNBL License. We will be responsible, at our cost, for the development, manufacture and commercialization of DHE Products and DHE Combination Products under the SNBL License. We are required to use commercially reasonable efforts to develop and commercialize at least one such product, initially in the United States.

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

Our product candidate, STS101, is subject to regulation in the United States as a drug-device combination product. If marketed individually, the drug component and the propriety device component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a Center within FDA that will have primary jurisdiction over the product’s regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of STS101, the FDA has confirmed that the primary mode of action is attributable to the drug component of the product. Accordingly, STS101 will be regulated as a drug product by the FDA’s Center for Drug Evaluation and Research, or CDER, which will have primary jurisdiction over premarket development and approval. We plan to seek approval of STS101 through an NDA submitted to CDER through the 505(b)(2) approval pathway. We do not expect that the FDA will require separate marketing authorization for the proprietary device constituent of STS101. However, the drug delivery device component of STS101 will be subject to consulting review by FDA’s Center for Devices and Radiological Health, and we will be required to comply with applicable provisions of the medical device Quality System Regulation as part of ensuring STS101 complies with cGMP. The FDA will also require that we conduct human factors studies to support approval of STS101. To date, we and SNBL have completed preliminary human factors studies that we believe support self-administration of STS101 in the outpatient setting for the treatment of migraine and validate the STS101 instructions for use that we are utilizing. We anticipate conducting further human factors studies, including a human factors validation study.

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

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state fraud and abuse laws, including anti-kickback, false claims, civil monetary penalties laws, consumer protection and transparency laws as well as similar foreign laws in the jurisdictions outside the U.S. For example, the federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

Violation of any of these laws or any other governmental regulations that apply may result in penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, integrity oversight and reporting obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. By way of example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax

Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how Supreme Court will rule. It is also unclear how, and other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees and Human Capital Resources

As of December 31, 2020, we had 19 employees, all except one of whom were full-time. None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Segment Information

We have one primary business activity and operate one reportable segment.

Facilities

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through April 30, 2021. We are in the process of negotiating an extension on this lease. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2022. We believe these facilities are sufficient for our near-term needs, and expect to expand to new and/or additional space as we grow. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable our expansion.

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

We completed enrollment in our EMERGE Phase 3 trial in May 2020, randomizing 1,201 patients to one of two STS101 dosage strengths or placebo. In September 2020, we announced topline results from the EMERGE trial. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our detailed analyses of results and data from our EMERGE efficacy trial. Our updated development plan for STS101 includes a Phase 1 trial, which we expect to complete the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal Phase 3 efficacy trial that we anticipate initiating in mid-2021, with topline results expected in the second half of 2022.

In August 2020, we initiated our open-label, Phase 3 ASCEND long-term safety trial of STS101 in which we expect up to 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months with at least 150 patients completing 6 months of treatment and at least 50 patients completing 12 months of treatment. As of a February 23, 2021 cut-off date, we had enrolled more than 275 subjects in our ongoing ASCEND study. STS101 5.2 mg has been well-tolerated to date in the ASCEND trial, with low adverse event rates and no drug-related serious adverse events reported. We have no other experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for the years ended December 31, 2020 and 2019 were approximately $47.6 million and $28.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of $90.6 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur increasing costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop STS101 through clinical trials and regulatory submissions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the clinical development of STS101, including in connection with our planned Phase 1 clinical trial and Phase 3 efficacy trial for STS101. These expenditures will include costs associated with clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as commercializing STS101, if approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of STS101.

As of December 31, 2020, we had resources consisting of cash, cash equivalents and marketable securities of $68.2 million. In March 2021, we completed an $80.0 million private placement financing in which we sold 14,084,507 shares of our common stock to institutional investors (“Private Placement”). Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities, including from the Private Placement, will be sufficient to fund our planned operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2020 and into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our planned Phase 1 clinical trial and Phase 3 efficacy trial for STS101 and including in connection with any clinical program we may pursue in foreign jurisdictions;

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or STS101 that we would otherwise pursue on our own. We do not expect to realize revenue from sales of STS101 in the foreseeable future, if at all, unless and until STS101 is clinically tested, approved for commercialization and successfully marketed. To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and common stock. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, including pursuant to the Sales Agreement we entered into with SVB Leerink LLC in October 2020 in connection with our at-the-market offering, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

As we continue development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. We may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the U.S. Food and Drug Administration, or FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate in ongoing or future trials that STS101 is safe and effective in our ongoing Phase 3 clinical trials, and we may therefore fail to commercialize STS101. The challenge of establishing STS101 as being safe and effective may be even more difficult given the failure of STS101 to demonstrate statistically significant effects as compared to placebo on both primary endpoints of our EMERGE trial. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available dihydroergotamine mesylate, or DHE, products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

The clinical and commercial success of STS101 may depend on a number of factors, including the following:

•

our ability to successfully address the issues that we believe resulted in the EMERGE trial not achieving statistical significance on the co-primary endpoints, including, but not limited to, the under-delivery issue we observed and are working to address through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance;

•

based on results from our planned Phase 1 trial to evaluate STS101 5.2 mg and two higher dose strengths, and other data, our ability to identify and select an appropriate STS101 dose strength for our Phase 3 clinical trial program that can demonstrate adequate efficacy, safety and tolerability as well as pharmacokinetic comparability to one or more approved DHE products (i.e. reference listed drugs) so as to enable us to seek FDA marketing approval of STS101 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act;

•	our ability to raise any additional required capital on acceptable terms, or at all;
•	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•

our ability to successfully conduct and complete clinical studies in the COVID-19 pandemic environment, and to adequately control for any factors introduced by the pandemic that may potentially affect the outcomes of our clinical studies;

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

Although the ongoing COVID-19 pandemic did not delay completion of the EMERGE Phase 3 efficacy trial for STS101 or the enrollment of patients in our open-label, Phase 3 ASCEND safety trial, there can be no assurance the ASCEND trial or any of our future planned clinical trials, including our planned Phase 1 clinical trial and Phase 3 efficacy trial of STS101, will not be delayed or negatively affected. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Furthermore, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

STS101 has recently failed to demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

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

Based on our analyses and review of EMERGE trial results and other data, including preliminary results from the ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND, we believe we have identified and are taking steps to address the key reasons that STS101 did not achieve statistical significance versus placebo on the co-primary endpoints at two hours post-administration in the EMERGE trial. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we can address this under-delivery issue through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance. We also believe other factors contributed to a negative outcome in the EMERGE trial, and we believe we could potentially mitigate these issues in our next STS101 Phase 3 efficacy trial through modifications to the trial design and conduct. However, there can be no assurance that the measures we have taken or plan to take will result in successful outcomes in our future clinical trials of STS101, including our planned Phase 3 efficacy trial, or be sufficient to obtain regulatory approval.

In addition, we may not be able to obtain regulatory approval for and successfully commercialize STS101 without conducting further clinical trials in addition to our ongoing ASCEND trial, which we could be required to amend or expand, and even if we are able to complete any ongoing, planned or future clinical trials of STS101, the results may not be sufficient to obtain regulatory approval or support successful commercialization

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in September 2020, we announced topline data from the EMERGE trial. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In addition, we may experience delays in initiating or completing our ongoing, planned, or future trials of STS101. Furthermore, we cannot be certain that studies or trials for STS101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•

clinical trials of STS101 may produce negative or inconclusive results (for example, in the EMERGE trial, STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints and we plan to conduct a new Phase 3 efficacy trial), and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development program for STS101;

•

the number of patients required for clinical trials of STS101 may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	clinical trial participants may not comply with study protocol procedures and instructions;
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

•	the clinical site’s ability to obtain and maintain patient consents;
•	patients may elect not to participate in future trials of STS101 given STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints in the EMERGE trial; and
•	clinical trial participants may not comply with study protocol procedures and instructions.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect patient enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated. Although patients in our EMERGE trial were generally able to complete their scheduled visits and we were able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all patients in our ongoing trial use to record efficacy and other key data, there can be no assurances that our experience with our ASCEND safety trial or any planned or future clinical trials will be the same or similar or that the COVID-19 pandemic will not have a significant impact on our ability to complete our ASCEND clinical trial and enroll patients in any planned or future clinical trials.

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

STS101 has generally been well-tolerated in our clinical trials to date. In our Phase 3 EMERGE trial, both STS101 dose strengths were generally well-tolerated, with low adverse event rates and no treatment-related serious adverse events reported. STS101 5.2 mg has been generally well-tolerated to date in the ASCEND long-term safety trial, with low adverse event rates and no drug-related serious adverse events reported. Nevertheless, if unacceptable side effects arise in our Phase 3 ASCEND long-term safety trial, or any other trials we may conduct in the future, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of STS101 for its targeted indications.

In addition, if undesirable side effects caused by other available DHE products or DHE products in development, the development and successful commercialization of STS101, if approved, could be negatively affected. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability or willingness of enrolled patients to complete any of our clinical trials, and/or result in potential product liability claims. Due to DHE’s vasoconstrictive effects, DHE products are not recommended for use in patients with cardiovascular risk factors. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of DHE and certain other drugs does not result in drug-drug interactions, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims.

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

We may not be able to seek FDA marketing approval of STS101 under Section 505(b)(2) of the FDCA. Section 505(b)(2), if applicable to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved DHE products. Under Section 505(b)(2), the development and approval of STS101 could potentially be expedited by decreasing the overall scope of work we must do ourselves so as to enable an STS101 NDA submission based on Phase 3 efficacy and/or safety trial data combined with a demonstration of pharmacokinetic comparability of STS101 to one or more approved DHE products (i.e. reference listed drugs). Although we believe our initial Phase 1 trial established pharmacokinetic comparability of STS101 5.2 mg to DHE reference listed drugs, we cannot be certain that any STS101 dose strength greater than 5.2 mg, which we will evaluate in our planned Phase 1 trial and/or may wish to select for our Phase 3 clinical trial program, will do so. If we are unable to rely on Section 505(b)(2), the development program for STS101 would be longer than we expect, and we would also have to conduct more costly trials than we anticipate, which would harm our business.

STS101 is a drug-device combination product, which may result in additional regulatory risks.

Our finished drug product and nasal delivery device will be regulated as a drug-device combination product. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of STS101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The delivery system device will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. We implemented several minor modifications to the STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to obtain or maintain regulatory approval could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in STS101 reaching the market.

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

•

the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our product as a solution, particularly in light of STS101’s failure to demonstrate statistically significant effectiveness in our EMERGE trial;

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies marketing products or that have products in development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Bausch Health, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly, Novartis, Abbvie, Biohaven, Lundbeck, Amgen, Merck, Pfizer, Janssen Pharmaceuticals, Endo Pharmaceuticals, Dr. Reddy’s Laboratories/Promius Pharma, Assertio, Upsher-Smith Laboratories, Supernus Pharmaceuticals, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, Amneal Pharmaceuticals, Zosano Pharma and manufacturers of generic products. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration. However, one or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

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

With respect to DHE products, we will compete with Bausch Health’s Migranal and several generic versions thereof, which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, we believe Impel NeuroPharma is developing a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. Impel NeuroPharma has reported it filed an NDA for its DHE liquid nasal spray product that is under review by FDA with a PDUFA goal date of September 6, 2021. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. We believe these products will suffer from many of the same limitations as Migranal, have not been reported to significantly improve DHE absorption or pharmacokinetics as compared with Migranal to an extent that we believe likely to be clinically relevant, and have not been evaluated for efficacy in any randomized, controlled, double-blinded efficacy trials.  Impel NeuroPharma in particular has indicated that it is pursuing approval of its product on the basis of a clinical development program that includes only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blinded Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or compete against such products, if approved.

We also face competition from newer oral migraine-specific acute treatments that have been recently approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, and two gepants, Abbvie’s ubrogepant and Biohaven’s rimegepant. Because lasmiditan, ubrogepant, and rimegepant are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for lasmiditan, ubrogepant and rimegepant do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages.  For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant and rimegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products. Moreover, prescribing of ubrogepant, and to a lesser extent rimegepant, may be complicated by the potential for interactions with a variety of prescription and over-the-counter medicines, vitamins and herbal supplements, with this potential necessitating dose adjustment of or contraindication to ubrogepant.

Further, preventive treatment of migraine, could, if broadly adopted and used successfully, potentially reduce the need and demand for acute treatment options. Injectable formulations of anti-CGRP monoclonal antibodies (e.g., erenumab, fremanezumab, and galcanezumab) have recently been approved for prevention of migraine attacks and Abbvie and Biohaven have also reported that they are seeking regulatory approval for oral gepant products for prevention of migraine attack indications. In addition, Lundbeck (formerly Alder Biopharmaceuticals) previously announced it was commencing a study of its intravenously injected monoclonal CGRP antibody therapeutic, eptinezumab, which was approved in February 2020 by the FDA for prevention of migraine attacks, to evaluate it as an acute treatment for migraine.

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

In addition, the facilities used by our CMOs to manufacture STS101 are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not directly control manufacturing at our CMOs, and are completely dependent on them for compliance with current regulatory requirements. If our CMOs cannot successfully manufacture components of finished product that conforms to our specifications and the regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on them for the manufacture of STS101. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for the manufacture of STS101 or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or commercialize STS101 and the timing of any such approval and commercialization. We implemented several minor modifications to the STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. In addition, if any of our CMOs are adversely impacted by COVID-19 or other unforeseen events and public health emergencies, or if such events impede the ability of the FDA or a comparable regulatory authority to inspect the facilities used by our CMOs to manufacture STS101, which could delay our ability to seek approval or commercialize STS101.

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

The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs and consultants, to conduct GCP-compliant clinical trials of STS101 properly and on time. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our programs. Third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct portions of our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of our clinical trial sites. Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of December 31, 2020, there was $2.8 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2020, we had 18 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Competition for qualified personnel in the pharmaceutical and biotechnology fields is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our development of STS101 and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

In addition to our pursuit of initial regulatory approval and successful commercialization of STS101 in the United States, we may conduct additional clinical trials and consider additional headache indications for STS101 to expand its commercial potential, including by potentially conducting clinical programs outside the United States. However, any positive results from our ongoing, planned or future clinical trials of STS101 and results from clinical testing by third parties of other DHE products and product candidates, may not be predictive of the results of any such additional clinical trials. Therefore, there can be no assurance that we will ever be successful enhancing the commercial potential of STS101 or expanding its label.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that entered into effect on January 1, 2019, that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The likelihood of success of these and other measures initiated by the former Trump administration is unclear, particularly in light of the new Biden administration. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for STS101 or additional pricing pressures.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. For example, the results of the 2020 presidential election may impact our business and industry.  Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of a new administration and unknown and could materially impact the regulations governing our product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, STS101 may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	announcements with regard to our continued development of STS101;
•	announcements with regard to our strategic business and/or financing plans;
•	results from, and any delays in, our clinical trials for STS101;
•	results of clinical trials of our competitors’ products;
•	competition from existing products or new products that may emerge;
•	announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating migraine;
•	announcements of regulatory approval or disapproval of STS101;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for STS101;
•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;
•	delays in the commercialization of STS101;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the United States or relevant foreign jurisdictions relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of STS101 or other DHE products;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic conditions in the United States and abroad, including recession or depression resulting from the current COVID-19 pandemic.

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

Prior to our initial public offering in September 2019, there had been no public market for shares of our common stock, and an active public market for our shares may not develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with this annual report, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2024, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We are also subject to more stringent state law requirements. For example, on September 30, 2018, the then California Governor Jerry Brown signed into law Senator Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2019, each public company with principal executive offices in California is required to have at least one female on its board of directors. By December 31, 2021, each public company is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. The new law does not provide a transition period for newly listed companies. We do not currently meet the December 31, 2021 requirement.

Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979 (AB 979), which generally requires public companies with principal executive offices in California to include specified numbers of directors from "underrepresented communities." A director from an "underrepresented community" means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Similar to SB 826, AB 979 does not provide a transition period for newly listed companies.

If we fail to comply with SB 826 or AB979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

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

As of December 31, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 54.2% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2020, we had outstanding a total of approximately 17.4 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. In a Private Placement in March 2021, we issued approximately 14.1 million shares with registration rights. We agreed to register these shares within 45 days of the closing date.

The lock-up agreements pertaining to our IPO expired on March 10, 2020, following which up to an additional approximately 11.3 million additional shares of common stock became eligible for sale in the public market. The holders of approximately 2.8 million shares of our common stock, or approximately 16.0% of our total outstanding common stock as of December 31, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history,do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs, will carry forward to offset a portion of future taxable income, if any, until such NOLs expire, if subject to expiration. Under current tax law, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. Our ability to utilize NOLs and other tax attributes to offset future taxable income or tax liabilities may be currently limited as a result of prior ownership changes, including in connection with our IPO. Similar rules may apply under our state or foreign tax laws. We have not completed a formal study to determine if any ownership changes within the meaning of Section 382 and 383 of the Code have occurred. While we do not believe we have experienced ownership changes in the past, it is possible we have done so, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). If an ownership change has occurred, our ability to use our NOLs or tax credit carryforwards may be restricted, which could require us to pay federal or state income taxes earlier than would be required if such limitations were not in effect. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities.

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

General Risk Factors

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

Holders of Common Stock

As of March 4, 2021, there were approximately 38 records of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

None.

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

	Year Ended December 31,
	2020	2019
	(in thousands, except share and per share data)
Statements of Operations and Comprehensive Loss Data:
Operating expenses
Research and development	$36,270	$24,196
General and administrative	12,058	4,685
Total operating expenses	$48,328	$28,881
Loss from operations	(48,328)	(28,881)
Interest income	1,115	1,189
Interest expense	(350)	(482)
Other income (expense), net	—	(1)
Net loss	$(47,563)	$(28,175)
Unrealized gains on marketable securities	12	17
Comprehensive loss	(47,551)	(28,158)
Net loss per share attributable to common stockholders, basic and diluted	$(2.73)	$(4.80)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	17,405,688	5,863,950

	As of December 31,
	2020	2019
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$68,236	$117,900
Working capital	65,740	106,773
Total assets	81,033	126,276
Long-term debt	3,032	4,930
Accumulated deficit	(90,564)	(43,001)
Total stockholders’ equity (deficit)	71,936	115,335

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which is designed to be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. If approved, we believe STS101 has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines.

We completed enrollment in our EMERGE Phase 3 efficacy trial in May 2020, randomizing more than the planned 1,140 migraine patients to one of two STS101 dose strengths or placebo. In September 2020, we announced topline data from the EMERGE trial. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported. Based on our analyses and review of EMERGE trial results and other data, including preliminary results from our ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND, we believe we have identified and are taking steps to address the key reasons that STS101 did not achieve statistical significance for either dose strength.  In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our STS101 Phase 3 EMERGE efficacy trial in which STS101 demonstrated favorable numerical trends but did not achieve statistical significance versus placebo on the study’s co-primary endpoints.  Our updated development plan for STS101 includes a Phase 1 trial, which we expect to complete the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal Phase 3 efficacy trial that we anticipate initiating in mid-2021, with topline results expected in the second half of 2022.  If successful, we could file a new drug application, or NDA, for STS101 by the end of 2022.

As we continue the development of STS101, our expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing scale-up and regulatory approval, and prepare for commercialization of STS101, if approved.

Since our inception in June 2016, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance STS101 through clinical development, manufacturing and regulatory approval, and as we prepare for commercialization of STS101, if approved; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur increasing costs associated with operating as a public company.

Our net losses were $47.6 million, $28.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $90.6 million.

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

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of December 31, 2020, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

In February 2021, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we agreed to sell and issue to certain purchasers an aggregate of 14,084,507 shares of our common stock at a per share purchase price of $5.68, the closing price of our common stock on the Nasdaq Global Market on February 26, 2021, for gross proceeds of $80.0 million (“Private Placement”).

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $68.2 million. We believe that our cash, cash equivalents and marketable securities, as well as the proceeds from the recent Private Placement, will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2020 and into the second half of 2023.

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

Financial Resources

We believe that our cash, cash equivalents and marketable securities, as well as the proceeds from the recent Private Placement, will be adequate to fund our currently projected operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2020 and into the second half of 2023.

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

As we continue the development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. Predicting the timing or the cost to complete our clinical trials or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, if we experience significant delays in enrollment in any of our clinical trials or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when or if STS101 will receive regulatory approval.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Change	% Change
Operating expenses:
Research and development	$36,270	$24,196	$12,074	50%
General and administrative	12,058	4,685	7,373	157%
Loss from operations	(48,328)	(28,881)	(19,447)	67%
Interest income	1,115	1,189	(74)	(6%)
Interest expense	(350)	(482)	132	(27%)
Other income (expense), net	—	(1)	1	(100%)
Net loss	$(47,563)	$(28,175)	$(19,388)	69%

Research and Development Expenses

Research and development expenses increased by $12.1 million, or 50%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in research and development expenses was primarily due to a net increase of $9.8 million in fees paid to CROs and CMOs as a result of increased clinical trial activities, an increase of $2.5 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and stock options granted to existing employees, partially offset by a decrease of travel expenses of $0.3 million as a result of reduced travel due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased by $7.4 million, or 157%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $4.1 million of director and officer liability insurance, professional fees for legal, consulting, accounting, tax and other services, an increase of $2.2 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and stock options granted to existing employees and an increase of $0.8 million in marketing expenses due to pre-commercialization activities. The COVID-19 pandemic did not have any measurable impact on general and administrative expenses other than a reduction in travel expenses.

Interest Income

Interest income decreased by $0.1 million, or 6%, from the year ended December 31, 2019 to the year ended December 31, 2020, which was primarily due to a decrease in our average balances of our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased by $0.1 million, or 27%, from the year ended December 31, 2019 to the year ended December 31, 2020, which was primarily attributable to decrease of outstanding debt balances.

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

In October 2020, we entered into the Sales Agreement with SVB to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50 million. To date we have not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

In February 2021, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we agreed to sell and issue to certain purchasers an aggregate of 14,084,507 shares of our common stock at a per share purchase price of $5.68, the closing price of our common stock on the Nasdaq Global Market on February 26, 2021 for aggregate gross proceeds of approximately $80.0 million.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $47.6 million and $28.2 million for the years ended December 31, 2020 and 2019, respectively. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities, as well as the proceeds from the recent Private Placement will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2020 and into the second half of 2023.

As we continue the development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved.

To the extent we continue development of STS101, we will continue to require additional capital to fund operations for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. Our need for additional capital will depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our planned Phase 1 clinical trial and Phase 3 efficacy trial for STS101 and including in connection with any clinical program we may pursue in any foreign jurisdictions;

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

We are subject to the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Despite our implementation of a new development plan for STS101, such plan may change, which could significantly change the costs and timing associated with its development of STS101 and our operations. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. For example, the Loan Agreement contains many of these restrictions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate our development program and clinical trials. We may also be required to sell or license to others rights to STS101 in certain territories or indications that we would prefer to develop and commercialize ourselves. Adequate additional funding may not be available to us on acceptable terms or at all. See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,327)	$(29,637)
Investing activities	$57,999	$(95,876)
Financing activities	$(2,101)	$143,063
Net increase in cash and cash equivalents	$13,571	$17,550

Cash Flows used in Operating Activities

Net cash used in operating activities was $42.3 million for the year ended December 31, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $47.6 million, adjusted for a decrease of accounts payable by $1.6 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $1.4 million, an increase in accrued and other liabilities of $1.0 million, depreciation expense of $0.2 million, non-cash interest expense and amortization of debt discount and issuance costs of $0.1 million, net amortization of premiums and discounts on marketable securities of $0.1 million and stock-based compensation expense of $4.0 million. The decrease in accounts payable and prepaid expenses and other assets and increase in accrued and other liabilities were primarily the result of the timing of payments to our vendors.

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

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $58.0 million for the year ended December 31, 2020, which consisted of proceeds from maturities of marketable securities of $97.2 million, which amounts were partially offset by purchases of marketable securities of $34.0 million and purchases of property and equipment of $5.2 million mainly related to construction of the Company's dry powder nasal DHE filling station which is waiting for installation and final acceptance.

Net cash used in investing activities was $95.9 million for the year ended December 31, 2019, which consisted of purchases of marketable securities of $99.9 million, which amounts were partially offset by proceeds from maturities of marketable securities of $4.5 million and purchases of property and equipment of $0.5 million.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $2.1 million for the year ended December 31, 2020, which primarily related to repayment of debt of $2.0 million and payment of offering costs of $0.2 million, partially offset by proceeds from the exercise of common stock options of $0.1 million.

Net cash provided by financing activities was $143.1 million for the year ended December 31, 2019, which consisted of $61.5 million of net cash proceeds from our issuance of Series B convertible preferred stock, $81.4 million of net cash proceeds from our IPO and $0.3 million from exercise of stock options, partially offset by repayment of debt of 0.2 million.

Contractual Obligations and Commitments

We lease our office facilities in South San Francisco, California and in North Carolina. Future minimum lease payments under non-cancelable operating leases were $0.3 million as of December 31, 2020.

In October 2018, we entered into the Loan Agreement with Silicon Valley Bank. The maturity date of the loan advances is May 1, 2022. Total future contractual maturities of the loan were $2.8 million as of December 31, 2020.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur. Estimates of the fair value of equity awards as of the grant date using valuation models such as the Black-Scholes option pricing model are affected by several assumptions. Changes in the assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $68.2 million, consisting of interest-bearing money market funds and investments in corporate bonds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Satsuma Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Satsuma Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 25, 2021

SATSUMA PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$36,326	$22,755
Short-term marketable securities	31,910	84,942
Prepaid expenses and other current assets	5,550	7,047
Total current assets	73,786	114,744
Property and equipment, net	6,473	832
Long-term marketable securities	—	10,203
Other non-current assets	774	497
Total assets	$81,033	$126,276
Liabilities
Accounts payable	$3,381	$4,282
Accrued and other current liabilities	2,675	1,710
Current portion of long-term debt	1,990	1,979
Total current liabilities	8,046	7,971
Long-term debt	1,042	2,951
Other noncurrent liabilities	9	19
Total liabilities	9,097	10,941
Commitments and Contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 17,436,978 shares and 17,382,047 shares issued and outstanding as of December 31, 2020 and December 31, 2019	2	2
Additional paid-in-capital	162,469	158,317
Accumulated other comprehensive income	29	17
Accumulated deficit	(90,564)	(43,001)
Total stockholders’ equity	71,936	115,335
Total liabilities, preferred stock and stockholders' equity	$81,033	$126,276

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses
Research and development	$36,270	$24,196
General and administrative	12,058	4,685
Total operating expenses	$48,328	$28,881
Loss from operations	(48,328)	(28,881)
Interest income	1,115	1,189
Interest expense	(350)	(482)
Other income (expense), net	—	(1)
Net loss	$(47,563)	$(28,175)
Unrealized gains on marketable securities	12	17
Comprehensive loss	$(47,551)	$(28,158)
Net loss per share attributable to common stockholders, basic and diluted	$(2.73)	$(4.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,405,688	5,863,950

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance at January 01, 2019	3,046,355	11,648	1,083,280	1	2,693	(14,826)	—	(12,132)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $206	6,889,986	61,490	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(9,936,341)	(73,138)	9,936,341	1	73,137	—	—	73,138
Issuance of common stock upon initial public offering, net of issuance cost	—	—	6,052,116	—	81,435	—	—	81,435
Vesting of restricted stock	—	—	31,914	—	—	—	—	—
Stock-based compensation	—	—	—	—	747	—	—	747
Issuance of common stock upon exercise of stock options	—	—	273,595	—	305	—	—	305
Other comprehensive income	—	—	—	—	—	—	17	17
Issuance of common stock upon net exercise of common stock warrants	—	—	4,801	—	—	—	—	—
Net loss	—	—	—	—	—	(28,175)	—	(28,175)
Balance at December 31, 2019	—	—	17,382,047	2	158,317	(43,001)	17	115,335
Issuance of common stock upon exercise of stock options	—	—	35,265		82	—	—	82
Stock-based compensation	—	—	—	—	4,018	—	—	4,018
Issuance of common stock upon purchases under employee share purchase plan	—	—	14,766	—	52	—	—	52
Issuance of common stock upon net exercise of common stock warrants	—	—	4,900	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(47,563)	—	(47,563)
Balance at December 31, 2020	—	$—	17,436,978	$2	$162,469	$(90,564)	$29	$71,936

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(47,563)	$(28,175)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	239	141
Non-cash interest expense, and amortization of debt discount and issuance costs	102	132
Net amortization of premiums and accretion of discounts on marketable securities	83	(127)
Stock-based compensation	4,018	747
Loss on disposal of assets	—	3
Changes in assets and liabilities
Prepaid expenses and other assets	1,455	(6,489)
Accounts payable	(1,625)	3,984
Accrued and other current liabilities	974	203
Other non-current liabilities	(10)	(56)
Net cash used in operating activities	(42,327)	(29,637)
Cash flows from investing activities
Purchases of marketable securities	(34,008)	(99,855)
Proceeds from maturities of available-for-sale securities	97,172	4,530
Purchases of property and equipment	(5,165)	(551)
Net cash provided by (used in) investing activities	57,999	(95,876)
Cash flows from financing activities
Repayment of debt	(2,000)	(167)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	61,490
Proceeds from initial public offering	—	81,435
Payment of offering costs	(235)	—
Proceeds from issuance of common stock under employee plans	134	305
Net cash (used in) provided by financing activities	(2,101)	143,063
Net increase in cash and cash equivalents	13,571	17,550
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	22,755	5,205
Cash and cash equivalents, at end of period	$36,326	$22,755
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$10
Cash paid for interest	$259	$347
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$724	$9
Conversion of redeemable convertible preferred stock into common stock	$—	$73,138

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $90.6 million as of December 31, 2020. The Company has historically financed its operations primarily through private placements of convertible preferred stock, a convertible promissory note, long-term debt and sale of common stock in the IPO. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $68.2 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these annual financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates include the accrual of research and development expenses, useful lives of property and equipment and the fair value of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the impact of the COVID-19 pandemic which may delay the enrollment of subjects for our clinical trials and may disrupt our supply chain for development and manufacturing activities, and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Segments

The Company operates and manages its business as a single operating and reportable segment, which is the business of developing, seeking regulatory approval for and commercializing STS101 for the acute treatment of migraine. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. No product revenue has been generated since its inception. As of December 31, 2019, all of the Company’s long-lived assets are located in the United States. As of December 31, 2020, the Company’s long-lived assets of $1.5 million were located in the United States and $5.0 million in the United Kingdom.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Marketable Debt Securities

The Company determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. All marketable debt securities are considered available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale debt securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Interest income includes amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all its investments for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its accounting basis and the decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows which the asset or asset group is expected to generate. If the asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There have been no such impairments of long-lived assets during the years ended December 31, 2020 and December 31, 2019.

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

Accrued Research and Development

The Company monitors the activity under its various agreements with CROs, CMOs and other service providers to the extent possible through communication with each service provider, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. These estimates may or may not match the actual services performed by the service providers. The estimated costs of research and development provided, but not yet invoiced, are included accrued and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to service providers under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the balance sheet until the services are rendered.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. In each 2020 and 2019, the Company recorded unrealized gains on marketable securities of less than $0.1 million in other comprehensive income (loss).

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, obligation to issue additional common stock upon exercise of warrant and outstanding stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s audited financial statements as of December 31, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. For all entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. This guidance is effective for the Company in fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of these ASUs will have on its financial statements and related disclosures. The Company expects to recognize a right-of-use asset and corresponding lease liability for its real estate operating leases upon adoption. See Note 6 for more information related to the Company’s lease obligations, which are presented on an undiscounted basis therein.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses, which was subsequently updated by ASU 2019-04, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, the FASB issued ASU No. 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is a SRC for fiscal year 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

As of December 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds	$—	$31,910	$—	$31,910
Marketable securities	—	31,910	—	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$36,304	$31,910	$—	$68,214

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Corporate bonds	$31,881	$30	$(1)	$31,910
Marketable securities	31,881	30	(1)	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$68,185	$30	$(1)	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$10,063	$—	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	—	64,295	—	64,295
Asset backed securities	—	20,787	—	20,787
Marketable securities	24,063	85,082	—	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$32,793	$85,082	$—	$117,875

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$10,062	$1	$—	$10,063
Overnight repurchase agreements (1)	14,000	—	—	14,000
Corporate bonds	64,285	17	(7)	64,295
Asset backed securities	20,781	7	(1)	20,787
Marketable securities	109,128	25	(8)	109,145
Money market funds (1)	8,730	—	—	8,730
Total fair value of assets	$117,858	$25	$(8)	$117,875

(1)	Included in cash and cash equivalents on the balance sheet.

Included in cash and cash equivalents on the balance sheet. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2020 and 2019. As of December 31, 2020, the fair value of the Term Loan approximates the carrying amount of the loan.

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands, except years):

		December 31,
	Useful Life (In Years)	2020	2019
Furniture and fixtures	3	$63	$58
Leasehold improvements	Shorter of useful life or lease term	62	62
Machinery and equipment	3-5	933	805
Tooling	3-5	840	102
Construction in progress	—	5,008	—
		6,906	1,027
Less: Accumulated depreciation		(433)	(195)
		$6,473	$832

Depreciation is computed using the straight-line method. Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

4.	Accrued Liabilities and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries and benefits	$1,330	$1,145
Accrued research and development expenses	910	88
Accrued professional services	232	248
Accrued interest	16	27
Other	187	202
	$2,675	$1,710

5.	Long-Term Debt

On October 26, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for loan advances of up to $10.0 million. The first advance (the “Term A Loan”) of $5.0 million was available for draw down by the Company as of the effective date of the Loan Agreement. The remaining $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) is available for draw down by the Company in $1.0 million increments. Interest on the loan advances is payable monthly at a floating per annum rate equal to the greater of 1.5% above the prime rate or 6.5%. Upon the occurrence of an event of default, interest will increase to 5.0% above the rate that is otherwise applicable. The maturity date of the loan advances is May 1, 2022. The effective interest rate of the Term Loan approximates its stated interest rates.

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

As of December 31, 2020, the Term A Loan advances, net of debt discount and debt issuance costs, were $3.0 million and are included in current portion of long-term debt and long-term debt on the Company’s balance sheet.

As of December 31, 2020, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2021	2,000
2022	833
Total future maturities of debt	$2,833

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

October 26, 2018 (Issuance Date)
Expected term (years)	10.0
Expected volatility	74.8%
Risk-free interest rate	3.1%
Dividend yield	0%

There were no common stock warrants outstanding as of December 31, 2020.

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

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively, included in long-term debt on the Company’s balance sheet.

6.	Commitments and Contingencies

Operating Leases

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

Rent expense was $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, less than $0.1 million of deferred rent representing future minimum rental payments for leases with scheduled rent escalations was included in accrued and other current liabilities and other noncurrent liabilities on the Company’s balance sheet.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 were as follows (in thousands):

Operating Leases
2021	208
2022	93
Total minimum lease payments	$301

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made, and these expenditures can be reasonably estimated. As of December 31, 2020 and 2019, the Company did not believe that any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

7.	Convertible Preferred Stock

In April 2019, the Company issued 6,889,986 shares of its Series B convertible preferred stock at $8.95444 per share to certain investors for gross proceeds of $61.7 million.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 9,936,341 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2020 and December 31, 2019.

8.	Preferred Stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

9.	Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share.

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2020	2019
Exercise of common stock warrants	—	5,116
Exercise of outstanding options	3,162,459	1,568,874
Shares of common stock available for grant under the 2019 Plan	844,475	1,778,044
Shares of common stock available for ESPP	319,054	160,000
Total	4,325,988	3,512,034

10.	Stock-Based Compensation

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

In January 2021, the number of shares of common stock available for issuance under the 2019 Plan was increased by 697,479 shares as a result of the automatic increase provision in the 2019 Plan.

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2019	114,905	829,775	$0.97	8.82
Additional shares authorized	2,675,833
Options granted	(1,028,118)	1,028,118	$4.96	9.38
Options exercised	—	(273,595)	$1.13
Options cancelled	15,424	(15,424)	$1.04
Balance, December 31, 2019	1,778,044	1,568,874	$3.55	8.85
Additional shares authorized	695,281
Options granted	(1,669,200)	1,669,200	$14.56	9.63
Options exercised	—	(35,265)	$2.34
Options cancelled	40,350	(40,350)	$8.83
Balance, December 31, 2020	844,475	3,162,459	$9.31	8.79
Exercisable as of December 31, 2020		862,640	$2.93	7.55
Vested and expected to vest, December 31, 2020		3,162,459	$9.31	8.79

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2020 and December 31, 2019.

The aggregate intrinsic value of options vested and expected to vest as of December 31, 2020 and December 31, 2019 was $1.9 million and $7.8 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended on December 31, 2020 and 2019 was $0.8 million and $1.0 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and December 2019 was $9.62 and $3.44 per share, respectively.

As of December 31, 2020, the total unrecognized stock-based compensation expense for stock options was $14.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The total fair value of options vested for the years ended December 31, 2020 and December 31, 2019 was $4.0 and $0.7 million, respectively.

The Company accounts for forfeitures as they occur.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

The Company estimated the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options was valued using the following assumptions:

	December 31,
	2020	2019
Expected term (years)	5.5 - 6.1	6.0 - 6.1
Expected volatility	71.2% - 92.5%	63.6% - 74.9%
Risk-free interest rate	0.3% - 1.7%	1.4% - 2.5%
Dividend yield	0%	0%

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

Expected Volatility. The Company used an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company has limited trading history for its common stock. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

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

Restricted Stock

Activity with respect to restricted stock awards (“RSAs”) was as follows (in thousands, except share data):

	Number of Shares Underlying Outstanding RSAs	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	31,914	$—
Vested	(31,914)	$—
Unvested, December 31, 2019	—	$—
Vested	—	$—
Unvested, December 31, 2020	—	$—

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 160,000 shares of common stock were initially reserved for issuance under the ESPP. In January 2020, the number of shares of common stock available for issuance under the ESPP was increased by 173,820 shares as a result of the automatic increase provision in the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 50,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

The first offering period was for 6.5 months beginning from May 1, 2020 until November 15, 2020. The Company issued 14,766 shares under the ESPP for the year ended December 31, 2020. Shares authorized for future purchase under the ESPP were 319,054 at December 31, 2020. In January 2021, the number of shares of common stock available for issuance under the ESPP was increased by 174,369 shares as a result of the automatic increase provision in the ESPP. The offering period and purchase period is determined by the board of directors. As of December 31, 2020, no new offerings had been authorized.

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes option pricing model.

Year Ended
December 31, 2020
Expected term (years)	0.5
Expected volatility	111.0%
Risk-free interest rate	0.1%
Dividend yield	0%

As of December 31, 2020, there was no unrecognized compensation costs related to non-vested ESPP shares.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$1,290	$334
General and administrative	2,728	413
Total	$4,018	$747

The above stock-based compensation expense related to the following equity-based awards:

	Year Ended December 31,
	2020	2019
Stock options	$3,989	$747
ESPP	29	—
Total	$4,018	$747

11.Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(47,563)	$(28,175)
Denominator:
Weighted-average shares outstanding	17,405,688	5,879,820
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(15,870)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,405,688	5,863,950
Net loss per share attributable to common stockholders, basic and diluted	$(2.73)	$(4.80)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	3,162,459	1,568,874
Warrants to purchase common stock	—	5,116
Total	3,162,459	1,573,990

12.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2020 and December 31, 2019. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The differences between the statutory tax expense (benefit) rate and the effective tax expense (benefit) rate, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Tax at federal statutory income tax rate	$(9,988)	$(5,917)
Change in valuation allowance	9,950	6,708
Permanent differences	(20)	124
Prior year true ups	341	6
Research and development credits	(154)	(873)
State income taxes	(128)	1
Other	—	(48)
Tax at effective income tax rate	$1	$1

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$17,915	$8,250
Research and development credit carryforwards	847	1,118
Stock-based compensation	697	45
Accruals and other	286	236
Gross deferred tax assets	19,745	9,649
Less: Valuation allowance	(19,441)	(9,491)
Deferred tax assets, net of valuation allowance	304	158
Deferred tax liabilities:
Property and equipment	(304)	(158)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss carryforwards (“NOLs”) of $84.9 million and $1.7 million, respectively. The federal NOLs consist of: (1) $4.7 million generated before January 1, 2018, which will begin to expire in 2036 but are able to offset 100% of taxable income; and (2) $80.3 million generated after December 31, 2017 that will carryforward indefinitely, but are subject to an 80% taxable income limitation. The state NOLs will begin to expire in 2036 if unused.

The Company also has California state research and development (“R&D”) credit carryforwards of $0.4 million, which do not expire and Federal R&D credit carryforwards of $0.7 million which will begin to expire in 2037.

The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.

As part of the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), certain eligible companies have the ability to convert a portion of their R&D tax credits to offset payroll tax liabilities. As of December 31, 2020, the Company had converted $1.0 million of its federal R&D credits to be utilized as an offset against future payroll taxes.

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

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2020 was $0.2 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance as of January 1, 2019	$157
Increase related to current year tax positions	196
Decrease related to prior year tax positions	(115)
Balance as of December 31, 2019	$238
Increase related to current year tax positions	80
Decrease related to prior year tax positions	(162)
Balance as of December 31, 2020	$156

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2020, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months following the date of the filing of this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2016 due to net operating losses that are being carried forward for tax purposes.

13.	Related Party Transactions

Transactions with SNBL

In April 2019, as part of the Company’s Series B Financing, SNBL purchased 307,110 shares of Series B convertible preferred stock with an aggregate purchase price of $2.7 million.

In September 2019, SNBL purchased 233,333 shares of the common stock upon the IPO, in addition to the conversion of its 33,741 shares of outstanding Series A preferred stock into the common.

The Company incurred expenses in connection with preclinical study services performed by SNBL of less than $0.1 million in each of the years ended December 31, 2020 and 2019, respectively, which are included in research and development expenses on the statement of operations and comprehensive loss. Amounts due to SNBL in connection with these expenses of less than $0.1 million are included in accrued and other current liabilities on the balance sheets as of December 31, 2019. As of December 31, 2020, the Company did not have any amounts due to SNBL.

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

14.	Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2020. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except per share amounts)
Loss from operations	$(12,171)	$(11,500)	$(12,170)	$(12,487)
Net loss	$(11,773)	$(11,269)	$(12,043)	$(12,478)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.65)	$(0.69)	$(0.72)

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share amounts)
Loss from operations	$(2,714)	$(6,422)	$(8,470)	$(11,275)
Net loss	$(2,815)	$(6,291)	$(8,260)	$(10,809)
Net loss per share attributable to common stockholders, basic and diluted	$(2.51)	$(5.48)	$(2.26)	$(0.62)

15.	Subsequent Events

In February 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which it agreed to sell and issue to certain purchasers an aggregate of 14,084,507 shares of its common stock at a per share purchase price of $5.68, the closing price of its common stock on the Nasdaq Global Market on February 26, 2021 for aggregate gross proceeds of approximately $80.0 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2020, based on the COSO criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2020, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules to the financial statements are omitted as the required information is either inapplicable or presented in the financial statements.

(3)	EXHIBITS

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5

4.6	Description of Capital Stock				X

10.1	Lease Agreement, dated January 9, 2018, by and between Satsuma Pharmaceuticals, Inc. and Kashiwa Fudosan America, Inc.	S-1	8/16/2019	10.1

10.2(a)†	Amended and Restated Licensing and Assignment Agreement, dated December 16, 2016, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(a)

10.2(b)†	First Amendment to Amended and Restated Licensing and Assignment Agreement, dated January 13, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(b)

10.2(c)†	Second Amendment to Amended and Restated Licensing and Assignment Agreement, dated as of April 27, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(c)

10.2(d)†	Third Amendment to the Amended and Restated Licensing and Assignment Agreement, dated October 6, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(d)

10.3	Loan and Security Agreement, dated as of October 26, 2018, by and between Silicon Valley Bank and the Company.	S-1	8/16/2019	10.3

10.4(a)#	2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(a)#

10.4(b)#	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(b)#

10.5(a)#	2019 Incentive Award Plan.	S-1/A	9/3/2019	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(d)

10.6#	2019 Employee Stock Purchase Plan.	S-1/A	9/3/2019	10.6

10.7(a)#	Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(a)#

10.7(b)#	First Amendment to Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(b)#

10.8#	Offer Letter, dated June 12, 2017, by and between Satsuma Pharmaceuticals, Inc. and Detlef Albrecht.	S-1	8/16/2019	10.8#

10.9#	Offer Letter, dated December 21, 2018, by and between Satsuma Pharmaceuticals, Inc. and Tom O’Neil.	S-1	8/16/2019	10.9#

10.10#	Non-Employee Director Compensation Program.	S-1/A	9/3/2019	10.10

10.11	Form of Indemnification Agreement for Directors and Officers	S-1	8/16/2019	10.11

10.12#	Form Change in Control and Severance Agreement.	S-1/A	9/3/2019	10.12

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

#	Indicates management contract or compensatory plan.
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
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

Company Name

Date: March 25, 2021	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2021	By:	/s/ Tom O’Neil
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kollins	President and Chief Executive Officer	March 25, 2021
John Kollins	(Principal Executive Officer)

/s/ Tom O’Neil	Chief Financial Officer	March 25, 2021
Tom O’Neil	(Principal Financial and Accounting Officer)

/s/ Heath Lukatch	Director	March 25, 2021
Heath Lukatch

/s/ Thomas B. King	Director	March 25, 2021
Thomas B. King

/s/ Michael Riebe	Director	March 25, 2021
Michael Riebe

/s/ Elisabeth Sandoval	Director	March 25, 2021
Elisabeth Sandoval

/s/ Rajeev Shah	Director	March 25, 2021
Rajeev Shah

/s/ Ken Takanashi	Director	March 25, 2021
Ken Takanashi

/s/ Tom Soloway	Director	March 25, 2021
Tom Soloway