Form 10-Q
period 2021-03-31
Satsuma Pharmaceuticals, Inc.
filed 2021-05-11
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 31,529,417 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans and expectations for the further clinical development of STS101;
•	our clinical and regulatory development plans for STS101;
•	the implementation of our business model and strategic plans for our business and STS101;
•	our expectations with regard to the data to be derived from our ongoing and planned clinical trials and timing of expected data announcements;
•	the impacts of the COVID-19 pandemic on our operations;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for STS101;
•	our expectations regarding the potential market size and size of the potential patient populations for STS101, if approved for commercial use;
•	our commercialization, marketing and manufacturing plans and expectations;
•	the pricing and reimbursement of STS101, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering STS101, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$102,220	$36,326
Short-term marketable securities	30,900	31,910
Prepaid expenses and other current assets	3,294	5,550
Total current assets	136,414	73,786
Property and equipment, net	7,007	6,473
Other non-current assets	636	774
Total assets	$144,057	$81,033
Liabilities
Accounts payable	$1,142	$3,381
Accrued and other current liabilities	2,214	2,675
Current portion of long-term debt	1,993	1,990
Total current liabilities	5,349	8,046
Long-term debt	556	1,042
Other noncurrent liabilities	7	9
Total liabilities	5,912	9,097
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 31,529,417 shares and 17,436,978 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3	2
Additional paid-in-capital	239,160	162,469
Accumulated other comprehensive income	3	29
Accumulated deficit	(101,021)	(90,564)
Total stockholders’ equity	138,145	71,936
Total liabilities and stockholders’ equity	$144,057	$81,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$7,156	$9,648
General and administrative	3,294	2,523
Total operating expenses	$10,450	$12,171
Loss from operations	(10,450)	(12,171)
Interest income	50	502
Interest expense	(57)	(104)
Net loss	$(10,457)	$(11,773)
Unrealized loss on marketable securities	(26)	(32)
Comprehensive loss	$(10,483)	$(11,805)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,975,407	17,383,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2021	17,436,978	$2	$162,469	$29	$(90,564)	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	1,469	—	—	1,469
Net loss	—	—	—	—	(10,457)	(10,457)
Other comprehensive loss	—	—	—	(26)	—	(26)
Balances at March 31, 2021	31,529,417	$3	$239,160	$3	$(101,021)	$138,145

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,382,047	$2	$158,317	$17	$(43,001)	$115,335
Issuance of common stock upon exercise of stock options	4,200	—	11	—	—	11
Stock-based compensation	—	—	449	—	—	449
Net loss	—	—	—	—	(11,773)	(11,773)
Other comprehensive loss	—	—	—	(32)	—	(32)
Balances at March 31, 2020	17,386,247	$2	$158,777	$(15)	$(54,774)	$103,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,457)	$(11,773)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	80	49
Non-cash interest expense, and amortization of debt discount and issuance costs	17	30
Net amortization of premiums and accretion of discounts on marketable securities	53	(40)
Stock-based compensation	1,469	449
Changes in assets and liabilities
Prepaid expenses and other assets	2,394	(1,022)
Accounts payable	(1,578)	(809)
Accrued and other current liabilities	(461)	103
Other non-current liabilities	(2)	(4)
Net cash used in operating activities	(8,485)	(13,017)
Cash flows from investing activities
Purchases of marketable securities	(7,869)	(5,331)
Proceeds from maturities of marketable securities	8,800	19,268
Purchases of property and equipment	(1,275)	(283)
Net cash (used in) provided by investing activities	(344)	13,654
Cash flows from financing activities
Repayment of debt	(500)	(500)
Proceeds from private placement financing, net of issuance costs	75,215	—
Proceeds from exercise of common stock options	8	11
Net cash provided by (used in) financing activities	74,723	(489)
Net increase in cash and cash equivalents	65,894	148
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	36,326	22,755
Cash and cash equivalents, at end of period	$102,220	$22,903
Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$77
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$63	$35

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Private Placement

In February 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell and issue to certain purchasers an aggregate of 14,084,507 shares of its common stock at a per share purchase price of $5.68, the closing price of its common stock on the Nasdaq Global Market on February 26, 2021, for gross proceeds of $80.0 million (“Private Placement”). The Private Placement closed in March 2021 and the Company received $75.2 million in net proceeds after deducting commissions and offering expenses.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, risks of clinical delays or failure, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on contract manufacturing organizations (“CMOs”), contract research organizations (“CROs”), compliance with government regulations and the need to obtain additional financing to fund operations. STS101 is an investigational product candidate that will require additional clinical development prior to any submission for regulatory approval and commercialization, if approved. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting.

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $101.0 million as of March 31, 2021. The Company has historically financed its operations primarily through its initial public offering (“IPO”), and private placements of its equity securities and borrowings under its long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $133.1 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three months ended March 31, 2021.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2021, the statements of operations and comprehensive loss, the statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized. Accumulated depreciation as of March 31, 2021 and December 31, 2020 was $0.5 million and $0.4 million, respectively.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants to purchase common stock are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s audited financial statements as of March 31, 2021; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2021. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses, which was subsequently updated by ASU 2019-04, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, the FASB issued ASU No. 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is a SRC for fiscal year 2021. For the Company this standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.
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

As of March 31, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at March 31, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds	$—	$28,871	$—	$28,871
Asset backed securities	—	2,029	—	2,029
Marketable securities	—	30,900	—	30,900
Money market funds (1)	102,195	—	—	102,195
Total fair value of assets	$102,195	$30,900	$—	$133,095

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Corporate bonds	$28,869	$4	$(2)	$28,871
Asset backed securities	2,029	—	—	2,029
Marketable securities	30,898	4	(2)	30,900
Money market funds (1)	102,195	—	—	102,195
Total fair value of assets	$133,093	$4	$(2)	$133,095

(1)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds	$—	$31,910	$—	$31,910
Marketable securities	—	31,910	—	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$36,304	$31,910	$—	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Corporate bonds	$31,881	$30	$(1)	$31,910
Marketable securities	31,881	30	(1)	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$68,185	$30	$(1)	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the fair value of the Term Loan approximates the carrying amount of the loan.
3.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued salaries and benefits	$655	$1,330
Accrued research and development expenses	1,118	910
Accrued professional services	350	232
Accrued interest	13	16
Other	78	187
Total	$2,214	$2,675

4.	Long-Term Debt

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

As of March 31, 2021, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2021 (remaining nine months)	$1,500
2022	833
Total future maturities of debt	$2,333

As of March 31, 2021, the term loan advances, net of debt discount and debt issuance costs, were $2.5 million and are included in current portion of long-term debt and long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively, included in long-term debt on the Company’s condensed balance sheet.

5.	Stock-Based Compensation

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

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	844,475	3,162,459	$9.31	8.79
Additional shares authorized	697,479
Options granted	(3,000)	3,000	$5.34	9.79
Options exercised	—	(7,932)	$1.04
Balance, March 31, 2021	1,538,954	3,157,527	$9.33	8.55
Exercisable as of March 31, 2021		1,089,259	$6.48	7.56
Vested and expected to vest, March 31, 2021		3,157,527	$9.33	8.55

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 was $4.16 and $17.04 per share, respectively.

As of March 31, 2021, the total unrecognized stock-based compensation expense for stock options was $13.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The total fair value of options vested for the three months ended March 31, 2021 and 2020 was $2.9 million and $0.3 million, respectively.

Fair Value of Common Stock

Prior to the IPO, the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

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

The first offering period was for 6.5 months beginning from May 1, 2020 until November 15, 2020. The Company issued 14,766 shares under the ESPP for the year ended December 31, 2020. As of March 31, 2021, 493,423 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. As of March 31, 2021, no new offerings had been authorized.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$444	$185
General and administrative	1,025	264
	$1,469	$449

6.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(10,457)	$(11,773)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,975,407	17,383,016
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.68)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	March 31,
	2021	2020
Options to purchase common stock	3,157,527	2,139,374
Warrants to purchase common stock	—	5,116
Total	3,157,527	2,144,490

7.	Related Party Transactions

In March 2021, two stockholders of the Company purchased a total of 2,464,788 shares of the Company’s common stock, with an aggregate purchase price of $14.0 million.
8.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases as of March 31, 2021 were as follows (in thousands):

Operating Leases
2021 (remaining nine months)	$194
2022	93
Total minimum lease payments	$287

9.	Income Taxes

For the three months ended March 31, 2021 and 2020, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.
10.	Subsequent Events

For the purposes of the interim financial statements as of March 31, 2021 and for the three months ended, the Company has evaluated the subsequent events through May 11, 2021, the date the unaudited interim condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on March 25, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized more than the planned 1,140 migraine patients to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported. Based on our analyses and review of EMERGE trial results and other data, including preliminary results from our ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND, we believe we have identified and are taking steps to address the key reasons that STS101 did not achieve statistical significance for either dose strength.

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our STS101 Phase 3 EMERGE efficacy trial in which STS101 demonstrated favorable numerical trends but did not achieve statistical significance versus placebo on the study’s co-primary endpoints. Our updated development plan for STS101 includes an ongoing Phase 1 trial, which we expect to complete the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal Phase 3 SUMMIT efficacy trial, or SUMMIT trail, that we anticipate initiating in mid-2021, with topline results expected in the second half of 2022.  If successful, we could file a new drug application, or NDA, for STS101 by the end of 2022.

As we continue the development of STS101, our expenses will increase substantially over recent periods, as we seek to advance STS101 through clinical development, manufacturing scale-up and regulatory approval, and prepare for commercialization of STS101, if approved.

Since our inception in June 2016, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance STS101 through clinical development, manufacturing and regulatory approval, and as we prepare for commercialization of STS101, if approved; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to continue to incur increasing costs associated with operating as a public company.

Our net losses were $10.5 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $101.0 million.

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of March 31, 2021, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

In February 2021, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we agreed to sell and issue to certain purchasers an aggregate of 14,084,507 shares of our common stock at a per share purchase price of $5.68, the closing price of our common stock on the Nasdaq Global Market on February 26, 2021, for gross proceeds of $80.0 million (“Private Placement”). We closed the Private Placement in March 2021 and received $75.2 million in net proceeds after deducting commissions and offering expenses.

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $133.1 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations into the second half of 2023.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. Some clinics and institutions have taken measures to alleviate these strains, such as by prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. To date, we have initiated and enrolled subjects in our planned STS101 clinical trials, including the ongoing ASCEND open-label, Phase 3 safety trial and an ongoing Phase 1 trial, in accordance with our previously communicated timeline objectives. We will continue to follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including with respect to remote monitoring of clinical data. To date, subjects in our  clinical trials have generally been able to complete their scheduled visits or treatments and we have been able to collect the essential data from those visits or treatments, as well as from the internet-connected electronic diary devices, as applicable, subjects in our trials may use to record efficacy and other key data.

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

•

In August 2020, we initiated subject enrollment in our ASCEND open-label, Phase 3 safety trial of STS101. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled our EMERGE clinical trial to be completed on schedule, there can be no assurance that clinical site initiation and enrollment will not be delayed or otherwise negatively affected. Similarly, there can be no assurance that our ongoing Phase 1 clinical trial or our planned SUMMIT Phase 3 efficacy trial of STS101 will not be delayed or otherwise negatively affected as a result of the ongoing pandemic.

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
•

fees paid to third parties to conduct preclinical and clinical studies and other research and development activities, including contract research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants, and other service providers; and

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

As we continue the development of STS101, our research and development expenses will increase substantially over recent periods, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. Predicting the timing or the cost to complete our clinical trials or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, if we experience significant delays in enrollment in any of our clinical trials or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when or if STS101 will receive regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	Change %
Operating expenses:
Research and development	$7,156	$9,648	$(2,492)	(26)%
General and administrative	3,294	2,523	771	31%
Loss from operations	(10,450)	(12,171)	1,721	(14)%
Interest income	50	502	(452)	(90)%
Interest expense	(57)	(104)	47	(45)%
Net loss	$(10,457)	$(11,773)	$1,316	(11)%

Research and Development Expenses

Research and development expenses decreased by $2.5 million, or 26%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The decrease in research and development expenses was primarily due to a decrease of $2.7 million in fees paid to CROs and CMOs as a result of decreased clinical trial activities, and a decrease of travel expenses of $0.1 million as a result of reduced travel due to the COVID-19 pandemic, partly offset by an increase of $0.3 million in payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 31%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $0.4 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, an increase of $0.2 million of professional fees for legal, consulting, accounting, tax and other services, and an increase of $0.1 million in marketing expenses due to pre-commercialization activities.

Interest Income

Interest income decreased by $0.5 million, or 90%, from the three months ended March 31, 2020 to the three months ended March 31, 2021, which was primarily due to a decrease in our average balances of our cash, cash equivalents and marketable securities and as a result of the lower interest yields.

Interest Expense

Interest expense decreased by less than $0.1 million, or 45%, from the three months ended March 31, 2020 to the three months ended March 31, 2021, which was primarily attributable to decrease of outstanding debt balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through the issuance of common stock in our IPO, and private placements of equity securities and borrowings under its long-term debt facility. We have no products approved for sale, and we have not generated any revenue since inception. We expect to incur significant additional operating losses over at least the next several years.

In October 2020, we entered into the Sales Agreement with SVB to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. To date we have not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

In February 2021, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we agreed to sell and issue to certain purchasers an aggregate of 14,084,507 shares of our common stock at a per share purchase price of $5.68, the closing price of our common stock on the Nasdaq Global Market on February 26, 2021 for aggregate gross proceeds of approximately $80.0 million. We closed the Private Placement in March 2021 and received $75.2 million in net proceeds after deducting commissions and offering expenses.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $10.5 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and into the second half of 2023.

As we continue the development of STS101, our operating expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved.

To the extent we continue development of STS101, we will continue to require additional capital to fund operations for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. Our need for additional capital will depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our ongoing Phase 1 clinical trial and planned SUMMIT Phase 3 efficacy trial for STS101 and including in connection with any clinical program we may pursue in any foreign jurisdictions;

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(8,485)	$(13,017)
Investing activities	(344)	13,654
Financing activities	74,723	(489)
Net increase in cash and cash equivalents	$65,894	$148

Cash Flows Used in Operating Activities

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $10.5 million, adjusted for a decrease in accounts payable by $1.6 million and a decrease in accrued and other liabilities of $0.5 million, which amounts were partially offset by а decrease in prepaid expenses and other assets of $2.4 million, depreciation expense of $0.1 million, net amortization of premiums and discounts on marketable securities of $0.1 million and stock-based compensation expense of $1.5 million. The decrease in accounts payable, accrued and other liabilities and prepaid expenses and other current assets were primarily the result of the timing of payments to our vendors.

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

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2021, which consisted of purchases of marketable securities of $7.9 million and purchases of property and equipment of $1.3 million, which amounts were partially offset by proceeds from maturities of marketable securities of $8.8 million.

Net cash provided by investing activities was $13.7 million for the three months ended March 31, 2020, which consisted of proceeds from maturities of marketable securities of $19.3 million, which amounts were partially offset by purchases of marketable securities of $5.3 million and purchases of property and equipment of $0.3 million.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $74.7 million for the three months ended March 31, 2021, which consisted of $75.2 million of net cash proceeds from our Private Placement, partially offset by repayment of debt of $0.5 million.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2020, which primarily related to repayment of debt of $0.5 million.

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes to our contractual obligations and commitments as of December 31, 2020 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $133.1 million, consisting of interest-bearing money market funds, investments in corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

•	The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

•	Previously, in our Phase 3 EMERGE study STS101 did not demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized more than the planned 1,140 migraine patients to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our detailed analyses of results and data from our EMERGE efficacy trial. Our updated development plan for STS101 includes an ongoing Phase 1 trial, which we expect to complete the second quarter of 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal SUMMIT Phase 3 efficacy trial that we anticipate initiating in mid-2021, with topline results expected in the second half of 2022.

In August 2020, we initiated our open-label, Phase 3 ASCEND long-term safety trial of STS101 in which we expect up to 300 patients with migraine will treat their migraine attacks with STS101 on an as-needed basis for up to 12 months with at least 150 patients completing 6 months of treatment and at least 50 patients completing 12 months of treatment. To date, we have enrolled more than 275 subjects in our ongoing ASCEND trial. STS101 5.2 mg has been well-tolerated to date in the ASCEND trial, with low adverse event rates and no drug-related serious adverse events reported. We have limited or no experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2021 and 2020 were approximately $10.5 million and $11.8 million, respectively. As of March 31, 2021, we had an accumulated deficit of $101.0 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to continue to incur increasing costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop STS101 through clinical trials and regulatory submissions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the clinical development of STS101, including in connection with our ongoing Phase 1 clinical trial and planned SUMMIT Phase 3 efficacy trial for STS101. These expenditures will include costs associated with clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as commercializing STS101, if approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of STS101.

As of March 31, 2021, we had resources consisting of cash, cash equivalents and marketable securities of $133.1 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our ongoing Phase 1 clinical trial and planned SUMMIT Phase 3 efficacy trial for STS101 and including in connection with any clinical program we may pursue in foreign jurisdictions;

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

As we continue development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. We may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the U.S. Food and Drug Administration, or FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate in ongoing or future trials that STS101 is safe and effective, and we may therefore fail to commercialize STS101. The challenge of establishing STS101 as being safe and effective may be even more difficult given the failure of STS101 to demonstrate statistically significant effects as compared to placebo on the co-primary endpoints of our EMERGE trial. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available dihydroergotamine mesylate, or DHE, products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

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

While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, requirements for nonclinical studies, clinical trials and commercial sales, as well as pricing and distribution of STS101, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

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

Based on our analyses and review of EMERGE trial results and other data, including preliminary results from the ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND, we believe we have identified and are taking steps to address the key reasons that STS101 did not achieve statistical significance versus placebo on the co-primary endpoints at two hours post-administration in the EMERGE trial. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we can address this under-delivery issue through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance. We also believe other factors contributed to a negative outcome in the EMERGE trial, and we believe we could potentially mitigate these issues in our next STS101 SUMMIT Phase 3 efficacy trial through modifications to the trial design and conduct. However, these efforts may prove to be ineffective and there can be no assurance that the measures we have taken or plan to take will result in successful outcomes in our future clinical trials of STS101, including our planned SUMMIT Phase 3 efficacy trial, or be sufficient to obtain regulatory approval.

In addition, we may not be able to obtain regulatory approval for and successfully commercialize STS101 without conducting further clinical trials in addition to those trials that are ongoing or planned, and there can be no assurance that the results of any ongoing, planned or additional clinical trials will be sufficient to obtain regulatory approval or support successful commercialization.

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

Although the ongoing COVID-19 pandemic did not delay completion of the EMERGE Phase 3 efficacy trial for STS101 or the enrollment of patients in our open-label, Phase 3 ASCEND safety trial, there can be no assurance the ASCEND trial or any of our ongoing or future planned clinical trials, including our ongoing Phase 1 clinical trial and planned SUMMIT Phase 3 efficacy trial of STS101, will not be delayed or negatively affected. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
•

clinical trials of STS101 may produce negative or inconclusive results (for example, in the EMERGE trial, STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints and we plan to conduct a new SUMMIT Phase 3 efficacy trial), and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development program for STS101;

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

In addition, because migraine affects adolescents (12 to 17 years of age) and children (6 to 11 years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018) and the FDA has agreed with our plan to request a waiver of clinical studies in children under age six. We are working with the FDA to finalize the iPSP, but there can be no assurance that the FDA will ultimately grant our proposed waiver and/or deferrals. As a result, the FDA may request that we undertake costly additional development activities, including conducting clinical trials in such patient populations prior to or following any approval of STS101.

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

We may not be able to seek FDA marketing approval of STS101 under Section 505(b)(2) of the FDCA. Section 505(b)(2), if applicable to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved DHE products. Under Section 505(b)(2), the development and approval of STS101 could potentially be expedited by decreasing the overall scope of work we must do ourselves so as to enable an STS101 NDA submission based on Phase 3 efficacy and/or safety trial data combined with a demonstration of pharmacokinetic comparability of STS101 to one or more approved DHE products (i.e. reference listed drugs). Although we believe our initial Phase 1 trial established pharmacokinetic comparability of STS101 5.2 mg to DHE reference listed drugs, we cannot be certain that any STS101 dose strength greater than 5.2 mg, which we are evaluating in our ongoing Phase 1 trial and/or may wish to select for our Phase 3 clinical trial program, will do so. If we are unable to rely on Section 505(b)(2), the development program for STS101 would be longer than we expect, and we would also have to conduct more costly trials than we anticipate, which would harm our business.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Bausch Health, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Biohaven, Lundbeck, Amgen, and a number of smaller companies, including Impel NeuroPharma. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and convenience of administration, one or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

The market in which we will compete with STS101 is currently dominated by generic triptan products, and also includes other DHE products, newer oral migraine-specific acute treatments and preventive treatments. The majority of the prescriptions written for the acute treatment of migraine are for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dose forms, and two of these molecules are also available in injectable and/or liquid nasal spray dose forms that may have faster onset of action than oral dose forms.

With respect to DHE products, we will compete with Bausch Health’s Migranal and several generic versions thereof, which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, Impel NeuroPharma is developing a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. Impel NeuroPharma has reported it filed an NDA for its DHE liquid nasal spray product that is under review by FDA with a PDUFA goal date of September 6, 2021. In addition, Promius Pharma has previously reported that it is developing a DHE nasal liquid spray product. There can be no assurance that we will be able to successfully bring STS101 to the market faster than these liquid nasal spray candidates or compete against such products, if approved.

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

We currently do not have a marketing or sales organization. In order to commercialize STS101, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If STS101 receives regulatory approval, we expect to establish a sales organization in the United States with technical expertise and supporting marketing and distribution capabilities to commercialize it, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of STS101. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize STS101. If we are not successful in commercializing STS101, either on our own or through arrangements with one or more third parties, we may not be able to generate product revenue and we would incur significant additional losses.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of March 31, 2021, there was $2.3 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2021, we had 19 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of March 31, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 50.9% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 31, 2021, we had outstanding a total of approximately 31.5 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. In a Private Placement in March 2021, we issued approximately 14.1 million shares which are covered by an effective re-sale registration statement and may be traded without restrictions.

The holders of approximately 18.8 million shares of our common stock, or approximately 59.5% of our total outstanding common stock as of March 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs, will carry forward to offset a portion of future taxable income, if any, until such NOLs expire, if subject to expiration. Under current tax law, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see “Description of Capital Stock” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We collect and maintain data and information that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including systems infrastructure operated and maintained by our third-party suppliers or providers. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems and facilities to prevent an information compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, denial-of-

service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization (including employees or contractors), lost or stolen devices, or persons with access to systems inside our organization. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of our clinical trial sites. Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

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

On February 26, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to we offered to the Purchasers, in an unregistered offering, 14,084,507 shares of common stock, par value $0.0001 per share for aggregate gross proceeds of approximately $80.0 million at a per share purchase price of $5.68, the closing price of our Common Stock on the Nasdaq Global Market on February 26, 2021 (the “Private Placement”). The Private Placement was being made in accordance with applicable Nasdaq rules and is priced at the “Minimum Price” (as defined in the Nasdaq rules). The closing of the Private Placement occurred on March 3, 2021 (the “Closing”). The Common Stock in the Private Placement was issued and sold in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. We relied on this exemption from registration for private placements based in part on the representations made by the Purchasers, including the representations with respect to each Purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each Purchaser’s investment intent.

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

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5

10.1	Registration Rights Agreement	8-K	3/1/2021	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Indicates management contract or compensatory plan.
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

Company Name

Date: May 11, 2021	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)