Form 10-Q
period 2021-06-30
Satsuma Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 31,529,417 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$53,862	$36,326
Short-term marketable securities	67,302	31,910
Prepaid expenses and other current assets	5,062	5,550
Total current assets	126,226	73,786
Property and equipment, net	7,130	6,473
Other non-current assets	1,963	774
Total assets	$135,319	$81,033
Liabilities
Accounts payable	$3,107	$3,381
Accrued and other current liabilities	2,406	2,675
Current portion of long-term debt	2,062	1,990
Total current liabilities	7,575	8,046
Long-term debt	—	1,042
Other noncurrent liabilities	5	9
Total liabilities	7,580	9,097
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 31,529,417 shares and 17,436,978 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3	2
Additional paid-in-capital	240,594	162,469
Accumulated other comprehensive income	(5)	29
Accumulated deficit	(112,853)	(90,564)
Total stockholders’ equity	127,739	71,936
Total liabilities and stockholders’ equity	$135,319	$81,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$8,443	$8,829	$15,599	$18,477
General and administrative	3,383	2,671	6,677	5,194
Total operating expenses	$11,826	$11,500	$22,276	$23,671
Loss from operations	(11,826)	(11,500)	(22,276)	(23,671)
Interest income	41	325	91	827
Interest expense	(47)	(94)	(104)	(198)
Net loss	$(11,832)	$(11,269)	$(22,289)	$(23,042)
Unrealized (loss) gain on marketable securities	(8)	250	(34)	218
Comprehensive loss	$(11,840)	$(11,019)	$(22,323)	$(22,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.65)	$(0.83)	$(1.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,529,417	17,394,466	26,778,804	17,388,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2021	17,436,978	$2	$162,469	$29	$(90,564)	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	1,469	—	—	1,469
Net loss	—	—	—	—	(10,457)	(10,457)
Other comprehensive loss	—	—	—	(26)	—	(26)
Balances at March 31, 2021	31,529,417	3	239,160	3	(101,021)	138,145
Stock-based compensation	—	—	1,434	—	—	1,434
Net loss	—	—	—	—	(11,832)	(11,832)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2021	31,529,417	$3	$240,594	$(5)	$(112,853)	$127,739

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2020	17,382,047	$2	$158,317	$17	$(43,001)	$115,335
Issuance of common stock upon exercise of stock options	4,200	—	11	—	—	11
Stock-based compensation	—	—	449	—	—	449
Net loss	—	—	—	—	(11,773)	(11,773)
Other comprehensive loss	—	—	—	(32)	—	(32)
Balances at March 31, 2020	17,386,247	2	158,777	(15)	(54,774)	103,990
Issuance of common stock upon exercise of stock options	18,715	—	39	—	—	39
Stock-based compensation	—	—	924	—	—	924
Net loss	—	—	—	—	(11,269)	(11,269)
Other comprehensive income	—	—	—	250	—	250
Balances at June 30, 2020	17,404,962	$2	$159,740	$235	$(66,043)	$93,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,289)	$(23,042)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	185	106
Non-cash interest expense, and amortization of debt discount and issuance costs	30	58
Net amortization of premiums and accretion of discounts on marketable securities	169	(32)
Stock-based compensation	2,903	1,373
Changes in assets and liabilities
Prepaid expenses and other assets	(701)	(61)
Accounts payable	394	(1,776)
Accrued and other current liabilities	(269)	368
Other non-current liabilities	(4)	(6)
Net cash used in operating activities	(19,582)	(23,012)
Cash flows from investing activities
Purchases of marketable securities	(53,895)	(12,222)
Proceeds from maturities of marketable securities	18,300	46,049
Purchases of property and equipment	(1,510)	(487)
Net cash (used in) provided by investing activities	(37,105)	33,340
Cash flows from financing activities
Repayment of debt	(1,000)	(1,000)
Proceeds from private placement financing, net of issuance costs	75,215	—
Proceeds from exercise of common stock options	8	50
Net cash provided by (used in) financing activities	74,223	(950)
Net increase in cash and cash equivalents	17,536	9,378
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	36,326	22,755
Cash and cash equivalents, at end of period	$53,862	$32,133
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$—
Cash paid for interest	$79	$152
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$56	$105

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $112.9 million as of June 30, 2021. The Company has historically financed its operations primarily through its initial public offering (“IPO”), and private placements of its equity securities and borrowings under its long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $121.2 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three and six months ended June 30, 2021.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of June 30, 2021, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the condensed statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed balance sheet and any resulting gain or loss is reflected in the condensed statements of operations and comprehensive loss in the period realized. Accumulated depreciation as of June 30, 2021 and December 31, 2020 was $0.6 million and $0.4 million, respectively.

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

On June 29, 2020, California State Assembly Bill 85 (the “Trailer Bill”) was enacted which suspends the use of California net operating loss (“NOL”) deductions and certain tax credits, including research and development tax credits, for the 2020, 2021, and 2022 tax years.

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s unaudited interim condensed financial statements as of June 30, 2021; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2021. The adoption of this ASU did not have a material effect on the Company’s unaudited interim condensed financial statements and related disclosures.

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

As of June 30, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at June 30, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign government agency bonds (1)	$—	$4,015	$—	$4,015
Corporate bonds	—	51,027	—	51,027
Asset backed securities	—	12,260	—	12,260
Marketable securities	—	67,302	—	67,302
Money market funds (2)	53,836	—	—	53,836
Total fair value of assets	$53,836	$67,302	$—	$121,138

(1)	Consists of short-term agency bonds of Asian Development Bank.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Foreign government agency bonds (1)	$4,015	$—	$—	$4,015
Corporate bonds	51,027	—	—	51,027
Asset backed securities	12,265	—	(5)	12,260
Marketable securities	67,307	—	(5)	67,302
Money market funds (2)	53,836	—	—	53,836
Total fair value of assets	$121,143	$—	$(5)	$121,138

(1)	Consists of short-term agency bonds of Asian Development Bank.
(2)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds	$—	$31,910	$—	$31,910
Marketable securities	—	31,910	—	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$36,304	$31,910	$—	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Corporate bonds	$31,881	$30	$(1)	$31,910
Marketable securities	31,881	30	(1)	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$68,185	$30	$(1)	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the fair value of the Term Loan approximates the carrying amount of the loan as the Term Loan bears floating interest rate that approximates the market rate.
3.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued salaries and benefits	$1,056	$1,330
Accrued research and development expenses	970	910
Accrued professional services	279	232
Accrued interest	10	16
Other	91	187
Total	$2,406	$2,675

4.	Long-Term Debt

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

As of June 30, 2021, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2021 (remaining six months)	$1,000
2022	833
Total future maturities of debt	$1,833

As of June 30, 2021, the term loan advances, net of debt discount and debt issuance costs, were $2.1 million and are included in current portion of long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million as of December 31, 2020 and $0.2 million as of June 30, 2021 and were included in long-term debt and the current portion of long-term debt on the Company’s condensed balance sheets, respectively.

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

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	844,475	3,162,459	$9.31	8.79
Additional shares authorized	697,479
Options granted	(36,000)	36,000	$5.01	9.90
Options exercised	—	(7,932)	$1.04
Balance, June 30, 2021	1,505,954	3,190,527	$9.28	8.31
Exercisable as of June 30, 2021		1,259,176	$7.84	7.44
Vested and expected to vest, June 30, 2021		3,190,527	$9.28	8.31

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 and 2020 was $3.85 and $17.33 per share, respectively.

As of June 30, 2021, the total unrecognized stock-based compensation expense for stock options was $12.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The total fair value of options vested for the six months ended June 30, 2021 and 2020 was $4.9 million and $0.5 million, respectively.

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

The first offering period was for 6.5 months beginning from May 1, 2020 until November 15, 2020. The Company issued 14,766 shares under the ESPP for the year ended December 31, 2020. As of June 30, 2021, 493,423 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period running 5.5 months has been authorized beginning July 1, 2021 through December 15, 2021.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$452	$331	$896	$516
General and administrative	982	593	2,007	857
	$1,434	$924	$2,903	$1,373

6.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(11,832)	$(11,269)	$(22,289)	$(23,042)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,529,417	17,394,466	26,778,804	17,388,741
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.65)	$(0.83)	$(1.33)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	June 30,
	2021	2020
Options to purchase common stock	3,190,527	2,190,659
Warrants to purchase common stock	—	5,116
Total	3,190,527	2,195,775

7.	Related Party Transactions

In March 2021, two existing stockholders of the Company affiliated directors of the Company purchased a total of 2,464,788 shares of the Company’s common stock, with an aggregate purchase price of $14.0 million.
8.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 were as follows (in thousands):

Operating Leases
2021 (remaining six months)	$121
2022	93
Total minimum lease payments	$214

9.	Income Taxes

For the six months ended June 30, 2021 and 2020, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.
10.	Subsequent Events

For the purposes of the unaudited interim condensed financial statements as of June 30, 2021 and for the three and six months ended, the Company has evaluated the subsequent events through August 10, 2021, the date the unaudited interim condensed financial statements were issued.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized more than the planned 1,140 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported.

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our STS101 Phase 3 EMERGE efficacy trial and results from our ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND. Our updated development plan for STS101 includes a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal Phase 3 SUMMIT efficacy trial, or SUMMIT trial, of STS101 5.2 mg that we initiated in June 2021, with topline results expected in the second half of 2022.  If successful, we could file a new drug application, or NDA, for STS101 by the end of 2022. We believe we have identified and have taken steps in our updated development plan to address the key reasons that STS101 did not achieve statistical significance in the EMERGE Phase 3 efficacy trial.

Our net losses were $22.3 million and $23.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $112.9 million.

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

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of

1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of June 30, 2021, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $121.2 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations into the second half of 2023.

COVID-19

COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. Some clinics and institutions have taken measures to alleviate these strains, such as by prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. To date, we have initiated and enrolled subjects in our planned STS101 clinical trials in accordance with our previously communicated timeline objectives. We will continue to follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including with respect to remote monitoring of clinical data. To date, subjects in our clinical trials have generally been able to complete their scheduled visits or treatments and we have been able to collect the essential data from those visits or treatments, as well as from the internet-connected electronic diary devices, as applicable, subjects in our trials may use to record efficacy and other key data.

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

The following summarizes our priorities and actions to address the COVID-19 disruption and its impact on our operations:

Health & Safety

•	The health and well-being of our employees, subjects in our clinical trials, employees at our clinical trial sites and supply chain partners is our top priority.
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

Business Continuity

•

In August 2020, we initiated subject enrollment in our ASCEND open-label, Phase 3 safety trial of STS101. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled our EMERGE clinical trial to be completed on schedule, there can be no assurance that clinical site initiation and enrollment will not be delayed or otherwise negatively affected. Similarly, there can be no assurance that our recently initiated SUMMIT Phase 3 efficacy trial of STS101 will not be delayed or otherwise negatively affected as a result of the ongoing pandemic.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	Change	Change %
Operating expenses:
Research and development	$8,443	$8,829	$(386)	(4)%
General and administrative	3,383	2,671	712	27%
Loss from operations	(11,826)	(11,500)	(326)	3%
Interest income	41	325	(284)	(87)%
Interest expense	(47)	(94)	47	(50)%
Net loss	$(11,832)	$(11,269)	$(563)	5%

Research and Development Expenses

Research and development expenses decreased by $0.4 million, or 4%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The decrease in research and development expenses was primarily due to a decrease of $0.4 million in clinical trial costs, which was the net of a $4.5 million decrease in EMERGE efficacy trial costs, as that trial has concluded, offset by increases of $1.5 million for the SUMMIT efficacy trial, $1.4 million for the STS101 Phase 1 trial, and $1.2 million for the ASCEND safety trial, and a $0.3 million decrease in manufacturing fees, partly offset by increases of $0.2 million in payroll and personnel expenses, and $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 27%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $0.1 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, an increase of $0.5 million of professional fees for legal, consulting, accounting, tax and other services, and an increase of $0.1 million in marketing expenses due to pre-commercialization activities.

Interest Income

Interest income decreased by $0.3 million, or 87%, from the three months ended June 30, 2020 to the three months ended June 30, 2021, which was primarily due to a decrease in average balances of our cash, cash equivalents and marketable securities and as a result of the lower interest yields.

Interest Expense

Interest expense decreased by less than $0.1 million, or 50%, from the three months ended June 30, 2020 to the three months ended June 30, 2021, which was primarily attributable to decrease of outstanding debt balances.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2021	2020	Change	Change %
Operating expenses:
Research and development	$15,599	$18,477	$(2,878)	(16)%
General and administrative	6,677	5,194	1,483	29%
Loss from operations	(22,276)	(23,671)	1,395	(6)%
Interest income	91	827	(736)	(89)%
Interest expense	(104)	(198)	94	(47)%
Net loss	$(22,289)	$(23,042)	$753	(3)%

Research and Development Expenses

Research and development expenses decreased by $2.9 million, or 16%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The decrease in research and development expenses was primarily due to a decrease of $4.0 million in clinical trial costs, which was the net of a $10.3 million decrease in EMERGE efficacy trial costs, as that trial has concluded, a $0.5 million decrease in clinical consultants offset by increases of $1.7 million for the SUMMIT efficacy trial, $2.0 million for the STS101 Phase 1 trial, and $3.1 million for the ASCEND safety trial, as well as increases of $0.5 million in manufacturing fees, $0.5 million in payroll and personnel expenses, and $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 29%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $0.5 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, an increase of $1.2 million for board fees including stock-based compensation on Director grants, directors and officers liability insurance, legal other services, and an increase of $0.2 million in marketing expenses due to pre-commercialization activities. These increases were partially offset by a decrease of $0.5 million in professional services for consulting, accounting, tax and other administrative fees.

Interest Income

Interest income decreased by $0.7 million, or 89%, from the six months ended June 30, 2020 to the six months ended June 30, 2021, which was primarily due to a decrease in average balances of our cash, cash equivalents and marketable securities and as a result of the lower interest yields.

Interest Expense

Interest expense decreased by $0.1 million, or 47%, from the six months ended June 30, 2020 to the six months ended June 30, 2021, which was primarily attributable to decrease of outstanding debt balances.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $22.3 million and $23.0 million for the six months ended June 30, 2021 and 2020, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and into the second half of 2023.

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

To the extent we continue development of STS101, we will continue to require additional capital to fund operations for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. Our need for additional capital will depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our recently initiated SUMMIT Phase 3 efficacy trial for STS101 and including in connection with any clinical program we may pursue in any foreign jurisdictions;

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(19,582)	$(23,012)
Investing activities	(37,105)	33,340
Financing activities	74,223	(950)
Net increase in cash and cash equivalents	$17,536	$9,378

Cash Flows Used in Operating Activities

Net cash used in operating activities was $19.6 million for the six months ended June 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $22.3 million, adjusted for an increase in prepaid expenses and other assets of $0.7 million, and a decrease in accrued and other liabilities of $0.3 million, which amounts were partially offset by an increase in accounts payable by $0.4 million, stock-based compensation expense of $2.9 million, depreciation expense of $0.2 million, and net amortization of premiums and discounts on marketable securities of $0.2 million. The increase in accounts payable and prepaid expenses and other assets and decrease in accrued and other liabilities were primarily the result of the timing of payments to our vendors.

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

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $37.1 million for the six months ended June 30, 2021, which consisted of purchases of marketable securities of $53.9 million and purchases of property and equipment of $1.5 million, which amounts were partially offset by proceeds from maturities of marketable securities of $18.3 million.

Net cash provided by investing activities was $33.3 million for the six months ended June 30, 2020, which consisted of proceeds from maturities of marketable securities of $46.0 million, which amounts were partially offset by purchases of marketable securities of $12.2 million and purchases of property and equipment of $0.5 million.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $74.2 million for the six months ended June 30, 2021, which consisted of $75.2 million of net cash proceeds from our Private Placement, partially offset by repayment of debt of $1.0 million.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2020, which primarily related to repayment of debt of $1.0 million.

Contractual Obligations and Commitments

As of June 30, 2021, there have been no material changes to our contractual obligations and commitments as of December 31, 2020 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Estimates

Our unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these unaudited interim condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $121.2 million, consisting of interest-bearing money market funds, investments in corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized more than the planned 1,140 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our detailed analyses of results and data from our EMERGE efficacy trial. Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new STS101 pivotal SUMMIT Phase 3 efficacy trial that we initiated in June 2021, with topline results expected in the second half of 2022.

We have limited or no experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for the six months ended June 30, 2021 and 2020 were approximately $22.3 million and $23.0 million, respectively. As of June 30, 2021, we had an accumulated deficit of $112.9 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

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

Since our inception, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the clinical development of STS101. These expenditures will include costs associated with clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as commercializing STS101, if approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of STS101.

As of June 30, 2021, we had resources consisting of cash, cash equivalents and marketable securities of $121.2 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our ongoing SUMMIT Phase 3 efficacy, our ongoing ASCEND Phase 3 long-term safety trial and including in connection with any clinical program we may pursue in foreign jurisdictions;

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

•

the ability of the STS101 5.2 mg dose strength that we selected for our Phase 3 clinical trial program to demonstrate adequate efficacy, safety and tolerability in the ACSEND and SUMMIT Phase 3 clinical trials;

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

Based on our analyses and review of EMERGE trial results and other data, including preliminary results from the ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND, we believe we have identified and have taken steps in our updated development plan to address the key reasons that STS101 did not achieve statistical significance versus placebo on the co-primary endpoints at two hours post-administration in the EMERGE trial. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we have addressed this under-delivery issue through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the 2nd generation STS101 delivery device to improve its performance. We also believe other factors contributed to a negative outcome in the EMERGE trial, and we believe we have taken appropriate steps to mitigate these issues in the ongoing STS101 SUMMIT Phase 3 efficacy trial through modifications to the trial design and conduct. However, these efforts may prove to be ineffective and there can be no assurance that the measures we have taken or plan to take will result in successful outcomes in our future clinical trials of STS101, including our ongoing SUMMIT Phase 3 efficacy trial, or be sufficient to obtain regulatory approval.

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

The COVID-19 virus continues to spread globally, with most countries in the world now affected, including the United States. As a result of the pandemic, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials, and manufacturing activities, including:

•	delays or difficulties in enrolling subjects in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays in the completion of our clinical trials;
•	reduced ability to monitor and thereby ensure adequate quality and compliance in the conduct of our clinical trials;
•	delays or difficulties in our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;
•	diversion of healthcare resources away from the conduct of clinical trials;
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

Furthermore, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•

clinical trials of STS101 may produce negative or inconclusive results (for example, in the EMERGE trial, STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints and we are conducting a new SUMMIT Phase 3 efficacy trial), and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development program for STS101;

•

the number of subjects required for clinical trials of STS101 may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

Further, conducting clinical trials in foreign countries, as we could do for STS101, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including as a result of the availability of approved preventive and acute treatments for migraine. The enrollment of subjects depends on many additional factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the general willingness of subjects to enroll in the trial;
•	the size of the subjects population required for analysis of the trial’s primary endpoints;
•	the proximity of subjects to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating;

•	the clinical site’s ability to obtain and maintain patient consents;
•	subjects may elect not to participate in future trials of STS101 given STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints in the EMERGE trial; and
•	clinical trial participants may not comply with study protocol procedures and instructions.

Our clinical trials may also compete with other clinical trials for product candidates that seek to treat migraine, and this competition will reduce the number and types of subjects available to us, because some subjects who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of subjects who are available for our clinical trials in such clinical trial site.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect patient enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated. Although subjects in our EMERGE trial were generally able to complete their scheduled visits and we were able to collect the essential data from those visits as well as from the internet-connected electronic diary devices all subjects in our ongoing trial use to record efficacy and other key data, there can be no assurances that our experience with our ASCEND safety trial, our SUMMIT efficacy trial, or any planned or future clinical trials will be the same or similar or that the COVID-19 pandemic will not have a significant impact on our ability to complete our ASCEND and SUMMIT clinical trials and enroll subjects in any planned or future clinical trials.

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

STS101 has generally been well-tolerated in our clinical trials to date, with low adverse event rates and no treatment-related serious adverse events reported. Nevertheless, if unacceptable side effects arise in our ongoing ASCEND Phase 3 long-term safety trial, our ongoing SUMMIT Phase 3 efficacy trial, or any other trials we may conduct in the future, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of STS101 for its targeted indications.

In addition, if undesirable side effects caused by other available DHE products or DHE products in development, the development and successful commercialization of STS101, if approved, could be negatively affected. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability or willingness of enrolled subjects to complete any of our clinical trials, and/or result in potential product liability claims. Due to DHE’s vasoconstrictive effects, DHE products are not recommended for use in patients with cardiovascular risk factors. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of DHE and certain other drugs does not result in drug-drug interactions, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability of enrolled subjects to complete any of our clinical trials or result in potential product liability claims.

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

We may not be able to seek FDA marketing approval of STS101 under Section 505(b)(2) of the FDCA. Section 505(b)(2), if applicable to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved DHE products. Under Section 505(b)(2), the development and approval of STS101 could potentially be expedited by decreasing the overall scope of work we must do ourselves so as to enable an STS101 NDA submission based on Phase 3 efficacy and/or safety trial data combined with a demonstration of pharmacokinetic comparability of STS101 to one or more approved DHE products (i.e., reference listed drugs). Although we believe both our initial Phase 1 trials have established the pharmacokinetic comparability of STS101 5.2 mg to DHE reference listed drugs, if we are unable to rely on Section 505(b)(2), the development program for STS101 would be longer than we expect, and we would also have to conduct more costly trials than we anticipate, which would harm our business.

STS101 is a drug-device combination product, which may result in additional regulatory risks.

Our finished drug product and nasal delivery device will be regulated as a drug-device combination product. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of STS101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The delivery system device will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. We implemented several minor modifications to the 2nd generation STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to obtain or maintain regulatory approval could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in STS101 reaching the market.

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

Additionally, due to COVID-19 pandemic we may experience interruption of, or delays in completing manufacturing and manufacturing-related activities such as CMO qualification, production equipment manufacture, delivery and qualification, validation of manufacturing processes, manufacture and/or analytical characterization of our product candidate, completion of stability studies and/or manufacture of registration batches of our product candidate required for NDA submission. If our CMOs were to encounter any of these difficulties, our ability to provide STS101 to subjects in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of June 30, 2021, there was $1.8 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2021, we had 22 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through June 30, 2021, unless additional action is taken by Congress.

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

As of June 30, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 50.9% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2021, we had outstanding a total of approximately 31.5 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. In a Private Placement in March 2021, we issued approximately 14.1 million shares which are covered by an effective re-sale registration statement and may be traded without restrictions.

The holders of approximately 4.7 million shares of our common stock, or approximately 14.8% of our total outstanding common stock as of June 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

Company Name

Date: August 10, 2021	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)