Form 10-Q
period 2021-09-30
Satsuma Pharmaceuticals, Inc.
filed 2021-11-09
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 31,529,417 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$42,258	$36,326
Short-term marketable securities	65,254	31,910
Prepaid expenses and other current assets	2,444	5,550
Total current assets	109,956	73,786
Property and equipment, net	7,675	6,473
Long-term marketable securities	2,634	—
Other non-current assets	2,030	774
Total assets	$122,295	$81,033
Liabilities
Accounts payable	$1,646	$3,381
Accrued and other current liabilities	3,403	2,675
Current portion of long-term debt	1,573	1,990
Total current liabilities	6,622	8,046
Long-term debt	—	1,042
Other noncurrent liabilities	—	9
Total liabilities	6,622	9,097
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 31,529,417 shares and 17,436,978 shares issued and outstanding as of September 30, 2021 and December 31, 2020	3	2
Additional paid-in-capital	241,867	162,469
Accumulated other comprehensive (loss) income	(12)	29
Accumulated deficit	(126,185)	(90,564)
Total stockholders’ equity	115,673	71,936
Total liabilities and stockholders’ equity	$122,295	$81,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$10,170	$8,750	$25,769	$27,227
General and administrative	3,160	3,420	9,837	8,614
Total operating expenses	$13,330	$12,170	$35,606	$35,841
Loss from operations	(13,330)	(12,170)	(35,606)	(35,841)
Interest income	33	209	124	1,036
Interest expense	(35)	(82)	(139)	(280)
Net loss	$(13,332)	$(12,043)	$(35,621)	$(35,085)
Unrealized (loss) gain on marketable securities	(7)	(150)	(41)	68
Comprehensive loss	$(13,339)	$(12,193)	$(35,662)	$(35,017)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.69)	$(1.26)	$(2.02)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,529,417	17,415,146	28,379,743	17,397,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2021	17,436,978	$2	$162,469	$29	$(90,564)	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	1,469	—	—	1,469
Net loss	—	—	—	—	(10,457)	(10,457)
Other comprehensive loss	—	—	—	(26)	—	(26)
Balances at March 31, 2021	31,529,417	3	239,160	3	(101,021)	138,145
Stock-based compensation	—	—	1,434	—	—	1,434
Net loss	—	—	—	—	(11,832)	(11,832)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2021	31,529,417	3	240,594	(5)	(112,853)	127,739
Stock-based compensation	—	—	1,273	—	—	1,273
Net loss	—	—	—	—	(13,332)	(13,332)
Other comprehensive loss	—	—	—	(7)	—	(7)
Balances at September 30, 2021	31,529,417	$3	$241,867	$(12)	$(126,185)	$115,673

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2020	17,382,047	$2	$158,317	$17	$(43,001)	$115,335
Issuance of common stock upon exercise of stock options	4,200	—	11	—	—	11
Stock-based compensation	—	—	449	—	—	449
Net loss	—	—	—	—	(11,773)	(11,773)
Other comprehensive loss	—	—	—	(32)	—	(32)
Balances at March 31, 2020	17,386,247	2	158,777	(15)	(54,774)	103,990
Issuance of common stock upon exercise of stock options	18,715	—	39	—	—	39
Stock-based compensation	—	—	924	—	—	924
Net loss	—	—	—	—	(11,269)	(11,269)
Other comprehensive income	—	—	—	250	—	250
Balances at June 30, 2020	17,404,962	2	159,740	235	(66,043)	93,934
Issuance of common stock upon exercise of stock options	12,350	—	32	—	—	32
Stock-based compensation	—	—	1,215	—	—	1,215
Issuance of common stock upon net exercise of common stock warrants	4,900	—	—	—	—	—
Net loss	—	—	—	—	(12,043)	(12,043)
Other comprehensive loss	—	—	—	(150)	—	(150)
Balances at September 30, 2020	17,422,212	$2	$160,987	$85	$(78,086)	$82,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,621)	$(35,085)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	292	168
Non-cash interest expense, and amortization of debt discount and issuance costs	41	81
Amortization of premiums / (accretion of discounts), net on marketable securities	377	33
Stock-based compensation	4,176	2,588
Changes in assets and liabilities
Prepaid expenses and other assets	1,850	(1,058)
Accounts payable	(1,167)	(1,003)
Accrued and other current liabilities	666	558
Other non-current liabilities	(9)	(8)
Net cash used in operating activities	(29,395)	(33,726)
Cash flows from investing activities
Purchases of marketable securities	(69,226)	(21,825)
Proceeds from maturities of marketable securities	32,830	76,429
Purchases of property and equipment	(2,000)	(745)
Net cash (used in) provided by investing activities	(38,396)	53,859
Cash flows from financing activities
Repayment of debt	(1,500)	(1,500)
Payment of offering costs	—	50
Proceeds from private placement financing, net of issuance costs	75,215	—
Proceeds from exercise of common stock options	8	82
Net cash provided by (used in) financing activities	73,723	(1,368)
Net increase in cash and cash equivalents	5,932	18,765
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	36,326	22,755
Cash and cash equivalents, at end of period	$42,258	$41,520
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$—
Cash paid for interest	$107	$207
Supplemental non-cash investing and financing activities:
Unpaid deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$114
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$218	$54

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $126.2 million as of September 30, 2021. The Company has historically financed its operations primarily through its initial public offering (“IPO”), and private placements of its equity securities and borrowings under its long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $110.1 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three and nine months ended September 30, 2021.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2021, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all the Company’s cash is held by one financial institution that management believes to be of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in marketable securities and money market funds. The Company has not experienced any credit losses on its deposits of cash or cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. Refer to Note 2 for details on the fair value of marketable securities.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed balance sheet and any resulting gain or loss is reflected in the condensed statements of operations and comprehensive loss in the period realized. Accumulated depreciation as of September 30, 2021 and December 31, 2020 was $0.7 million and $0.4 million, respectively.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s unaudited interim condensed financial statements as of September 30, 2021; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

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

As of September 30, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at September 30, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign government agency bonds (1)	$—	$4,010	$—	$4,010
Corporate bonds	—	43,967	—	43,967
Asset backed securities	—	19,911	—	19,911
Marketable securities	—	67,888	—	67,888
Money market funds (2)	42,233	—	—	42,233
Total fair value of assets	$42,233	$67,888	$—	$110,121

(1)	Consists of short-term agency bonds of Asian Development Bank.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Foreign government agency bonds (1)	$4,010	$—	$—	$4,010
Corporate bonds	43,971	—	(4)	43,967
Asset backed securities	19,919	—	(8)	19,911
Marketable securities	67,900	—	(12)	67,888
Money market funds (2)	42,233	—	—	42,233
Total fair value of assets	$110,133	$—	$(12)	$110,121

(1)	Consists of short-term agency bonds of Asian Development Bank.
(2)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds	$—	$31,910	$—	$31,910
Marketable securities	—	31,910	—	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$36,304	$31,910	$—	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Corporate bonds	$31,881	$30	$(1)	$31,910
Marketable securities	31,881	30	(1)	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$68,185	$30	$(1)	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the fair value of the Term Loan (as defined in Note 4 below) approximates the carrying amount of the loan as the Term Loan bears floating interest rate that approximates the market rate.
3.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued salaries and benefits	$1,497	$1,330
Accrued research and development expenses	1,538	910
Accrued professional services	266	232
Accrued interest	7	16
Other	95	187
Total	$3,403	$2,675

4.	Long-Term Debt

On October 26, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for loan advances of up to $10.0 million. The first advance (the “Term A Loan”) of $5.0 million was available for draw down by the Company as of the effective date of the Loan Agreement. The remaining $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loan”) under the facility was never drawn down and is no longer available for draw. Interest on the loan advances is payable monthly at a floating per annum rate equal to the greater of 1.5% above the prime rate or 6.5%. Upon the occurrence of an event of default, interest will increase to 5.0% above the rate that is otherwise applicable. The maturity date of the loan advances is May 1, 2022. The effective interest rate of the Term Loan approximates its stated interest rates.

As of September 30, 2021, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2021 (remaining three months)	$500
2022	833
Total future maturities of debt	$1,333

As of September 30, 2021, the term loan advances, net of debt discount and debt issuance costs, were $1.6 million and are included in current portion of long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million as of September 30, 2021 and $0.2 million as of December 31, 2020 and were included in the current portion of long-term debt and long-term debt on the Company’s condensed balance sheets, respectively.

5.	Stock-Based Compensation

2019 Incentive Award Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved, effective on the day of effectiveness of the Company’s registration statement on Form S-1 filed in connection with its IPO, the 2019 Incentive Award Plan (the “2019 Plan”). Awards granted under the 2019 Plan may be either incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), or restricted stock units (“RSUs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). Following the effectiveness of the 2019 Plan, the Company will not make any further grants under the 2016 Equity Incentive Plan. However, the 2016 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2016 Plan that are forfeited or lapse unexercised and which following the effective date of the 2019 Plan are not issued under the 2016 Plan will be available for issuance under the 2019 Plan.

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

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	844,475	3,162,459	$9.31	8.79
Additional shares authorized	697,479
Options granted	(83,000)	83,000	$4.95	9.82
Options cancelled	27,911	(27,911)	$7.49
Options exercised	—	(7,932)	$1.04
Balance, September 30, 2021	1,486,865	3,209,616	$9.23	8.08
Exercisable as of September 30, 2021		1,371,648	$8.41	7.23
Vested and expected to vest, September 30, 2021		3,209,616	$9.23	8.08

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $3.77 and $17.38 per share, respectively.

As of September 30, 2021, the total unrecognized stock-based compensation expense for stock options was $11.0 million, which is expected to be recognized over a weighted-average period of 2.42 years.

The total fair value of options vested for the nine months ended September 30, 2021 and 2020 was $6.0 million and $1.0 million, respectively.

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

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the day of effectiveness of the Company’s registration statement on Form S-1 filed in connection with its IPO. A total of 160,000 shares of common stock were initially reserved for issuance under the ESPP. In January 2021, the number of shares of common stock available for issuance under the ESPP was increased by 174,369 shares as a result of the automatic increase provision in the ESPP.

The first offering period was for 6.5 months beginning from May 1, 2020 until November 15, 2020. The Company issued 14,766 shares under the ESPP for the year ended December 31, 2020. As of September 30, 2021, 493,423 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period running 5.5 months has been authorized beginning July 1, 2021 through December 15, 2021.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$476	$349	$1,372	$865
General and administrative	797	866	2,804	1,723
	$1,273	$1,215	$4,176	$2,588

6.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(13,332)	$(12,043)	$(35,621)	$(35,085)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,529,417	17,415,146	28,379,743	17,397,607
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.69)	$(1.26)	$(2.02)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	September 30,
	2021	2020
Options to purchase common stock	3,209,616	2,238,309
Total	3,209,616	2,238,309

7.	Related Party Transactions

Two existing stockholders of the Company that are affiliated with directors of the Company purchased a total of 2,464,788 shares of the Company’s common stock, with an aggregate purchase price of $14.0 million, in the Private Placement.
8.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 were as follows (in thousands):

Operating Leases
2021 (remaining three months)	$50
2022	93
Total minimum lease payments	$143

9.	Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.
10.	Subsequent Events

For the purposes of the unaudited interim condensed financial statements as of September 30, 2021 and for the three and nine months ended, the Company has evaluated the subsequent events through November 9, 2021, the date the unaudited interim condensed financial statements were issued.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, or EMERGE trial, which randomized more than the planned 1,140 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported.

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our EMERGE efficacy trial and results from our ongoing ASCEND open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND trial. Our updated development plan for STS101 includes a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new pivotal Phase 3 efficacy trial, or SUMMIT trial, of STS101 5.2 mg that we initiated in June 2021, with topline results expected in the second half of 2022. Although to date we have observed no differences in the safety or tolerability profiles of the first- and 2nd-generation STS101 nasal delivery devices, in August 2021, we announced that we plan to enroll approximately 180 additional subjects in the ASCEND trial to ensure adequate exposures and safety are established with the 2nd-generation delivery device. If successful, we could file a new drug application, or NDA, for STS101 by the end of 2022. We believe we have identified and have taken steps in our updated development plan to address the key reasons that STS101 did not achieve statistical significance in the EMERGE efficacy trial.

Our net losses were $35.6 million and $35.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $126.2 million.

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

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of September 30, 2021, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $110.1 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations into the second half of 2023.

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

To date, we have not experienced any disruption in our supply of investigational product necessary to conduct our clinical trials and, given our investigational product inventories, believe we will be able to supply the needs of our clinical trials. We are supporting our employees by utilizing remote work when necessary and appropriate, leveraging virtual meeting technology and encouraging employees to follow local guidelines.

The following summarizes our priorities and actions to address the COVID-19 disruption and its impact on our operations:

Health & Safety

•	The health and well-being of our employees, subjects in our clinical trials, and staff at our clinical trial sites and supply chain partners is our top priority.
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

Business Continuity

•

In August 2020, we initiated subject enrollment in our ASCEND safety trial of STS101. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled our EMERGE efficacy trial to be completed on schedule, there can be no assurance that clinical site initiation and enrollment will not be delayed or otherwise negatively affected. Similarly, there can be no assurance that our recently initiated SUMMIT efficacy trial of STS101 will not be delayed or otherwise negatively affected as a result of the ongoing pandemic.

•

We are working closely with our supply chain partners globally to maintain the levels of investigational product and proprietary nasal delivery devices to conduct existing and planned clinical trials, as suppliers support the health and safety of their employees.

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

We expense both internal and external research and development expenses as they are incurred. We have entered into various agreements with third party vendors and CMOs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events or tasks, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we adjust the accrual accordingly. Payments made to CROs and CMOs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. Nonrefundable payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheet. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, directors and officers insurance, allocated overhead, including rent, debt service, equipment, depreciation, information technology costs, and utilities, and other general operating expenses not otherwise classified as research and development expenses including expenses associated with pre-commercialization activities.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including salaries, benefits and stock-based compensation expenses, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, expenses associated with pre-commercialization activities, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest related to our long-term debt and accretion of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	Change	Change %
Operating expenses:
Research and development	$10,170	$8,750	$1,420	16%
General and administrative	3,160	3,420	(260)	(8)%
Loss from operations	(13,330)	(12,170)	(1,160)	10%
Interest income	33	209	(176)	(84)%
Interest expense	(35)	(82)	47	(57)%
Net loss	$(13,332)	$(12,043)	$(1,289)	11%

Research and Development Expenses

Research and development expenses increased by $1.4 million, or 16%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase of $1.1 million in clinical trial costs, which was the net of increases of  $4.4 million in the STS101 SUMMIT efficacy trial and $0.2 million in the STS101 ASCEND safety trial offset by decreases of $2.5 million in EMERGE efficacy trial costs, with the EMERGE trial and related costs concluding in December 2020, and $1.0 million in Phase 1 trials, a $0.6 million increase in payroll and personnel expenses, and $0.1 million increase in other expenses, partly offset by a decrease of $0.4 million in manufacturing fees.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 8%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to a decrease of $0.6 million in marketing expenses due to decreases in market analysis and pre-commercialization activities, partly offset by an increase of $0.3 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses.

Interest Income

Interest income decreased by $0.2 million, or 84%, from the three months ended September 30, 2020 to the three months ended September 30, 2021, which was the net result of the lower interest yields on slightly higher average balances for our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased by less than $0.1 million, or 57%, from the three months ended September 30, 2020 to the three months ended September 30, 2021, which was primarily attributable to decrease of outstanding debt balances.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2021	2020	Change	Change %
Operating expenses:
Research and development	$25,769	$27,227	$(1,458)	(5)%
General and administrative	9,837	8,614	1,223	14%
Loss from operations	(35,606)	(35,841)	235	(1)%
Interest income	124	1,036	(912)	(88)%
Interest expense	(139)	(280)	141	(50)%
Net loss	$(35,621)	$(35,085)	$(536)	2%

Research and Development Expenses

Research and development expenses decreased by $1.5 million, or 5%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decrease in research and development expenses was primarily due to a decrease of $2.8 million in clinical trial costs, which was the net of a $12.9 million decrease in EMERGE efficacy trial costs, with the EMERGE trial and related costs concluding in December 2020, and a $0.4 million decrease in clinical consultants offset by increases of $6.1 million for the SUMMIT efficacy trial, $3.3 million for the ASCEND safety trial, and $1.1 million for the STS101 Phase 1 trials, as well as increases of $0.1 million in manufacturing fees, $1.0 million in payroll and personnel expenses, and $0.2 million in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 14%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $0.8 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, and an increase of $1.2 million for board fees including stock-based compensation, directors and officers liability insurance, legal other services. These increases were partially offset by a decrease of $0.4 million in professional services for consulting, accounting, tax and other administrative fees, and a decrease of $0.4 million in marketing expenses due to decreases in market analysis and pre-commercialization activities.

Interest Income

Interest income decreased by $0.9 million, or 88%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, which was the net result of the lower interest yields on slightly higher average balances for our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased by $0.1 million, or 50%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, which was primarily attributable to decrease of outstanding debt balances.

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

Credit Facility

In October 2018, we entered into the Loan Agreement with Silicon Valley Bank. The Loan Agreement provides for loan advances of up to $10.0 million. We drew down the first advance of $5.0 million as of the effective date of the Loan Agreement. The remaining $5.0 million under the facility was never drawn down and is no longer available for draw. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. Interest on the loan advances is payable monthly at a floating per annum rate equal to the greater of 1.5% above the prime rate and 6.5%. Upon the occurrence of an event of default, interest will increase to 5.0% above the rate that is otherwise applicable. Principal on the outstanding loan advance is repayable commencing on December 1, 2019 in 30 monthly payments through maturity. The maturity date of the loan advances is May 1, 2022.

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $35.6 million and $35.1 million for the nine months ended September 30, 2021 and 2020, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and into the second half of 2023.

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

To the extent we continue development of STS101, we will continue to require additional capital to fund operations for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. Our need for additional capital will depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, and most particularly, the SUMMIT Phase 3 efficacy trial for STS101, as well as any clinical program we may pursue in any foreign jurisdictions;

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(29,395)	$(33,726)
Investing activities	(38,396)	53,859
Financing activities	73,723	(1,368)
Net increase in cash and cash equivalents	$5,932	$18,765

Cash Flows Used in Operating Activities

Net cash used in operating activities was $29.4 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $35.6 million, adjusted for a decrease in accounts payable by $1.2 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $1.9 million, an increase in accrued and other liabilities of $0.7 million, stock-based compensation expense of $4.2 million, depreciation expense of $0.3 million, and net amortization of premiums and discounts on marketable securities of $0.4 million. The decrease in accounts payable and prepaid expenses and other assets and increase in accrued and other liabilities were primarily the result of the timing of payments to our vendors.

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

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $38.4 million for the nine months ended September 30, 2021, which consisted of purchases of marketable securities of $69.2 million and purchases of property and equipment of $2.0 million, which amounts were partially offset by proceeds from maturities of marketable securities of $32.8 million.

Net cash provided by investing activities was $53.9 million for the nine months ended September 30, 2020, which consisted of proceeds from maturities of marketable securities of $76.4 million, which amounts were partially offset by purchases of marketable securities of $21.8 million and purchases of property and equipment of $0.7 million.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $73.7 million for the nine months ended September 30, 2021, which consisted of $75.2 million of net cash proceeds from our Private Placement, partially offset by repayment of debt of $1.5 million.

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2020, which primarily related to repayment of debt of $1.5 million, partially offset by proceeds from the exercise of common stock options of $0.1 million.

Contractual Obligations and Commitments

As of September 30, 2021, there have been no material changes to our contractual obligations and commitments as of December 31, 2020 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $110.1 million, consisting of interest-bearing money market funds, investments in corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

•	The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

•	Previously, in our Phase 3 EMERGE study of STS101 did not demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized more than the planned 1,140 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our detailed analyses of results and data from our EMERGE efficacy trial. Our updated development plan for STS101 includes a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as the new pivotal SUMMIT Phase 3 efficacy trial that we initiated in June 2021, with topline results expected in the second half of 2022. Although to date we have observed no differences in the safety or tolerability profiles of the first- and 2nd-generation STS101 nasal delivery devices, in August 2021, we announced that we plan to enroll approximately 180 additional subjects in the ASCEND trial to ensure adequate exposures and safety are established with the 2nd-generation delivery device. Adding these subjects is not expected to affect the overall STS101 development timeline.

We have limited or no experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2021 and 2020 were approximately $35.6 million and $35.1 million, respectively. As of September 30, 2021, we had an accumulated deficit of $126.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

STS101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to continue to incur increasing costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to establish a sales organization and associated commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop STS101 through clinical trials and regulatory submissions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2021, we had resources consisting of cash, cash equivalents and marketable securities of $110.1 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our ongoing SUMMIT Phase 3 efficacy, our ongoing ASCEND Phase 3 long-term safety trial and including in connection with any clinical program we may pursue in foreign jurisdictions;

•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost of building a sales force and associated commercial infrastructure in anticipation of commercializing STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	the extent to which the ongoing COVID-19 pandemic may impact our ongoing or planned clinical trials;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of revenues generated by sales of STS101, if approved.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or STS101 that we would otherwise pursue on our own. We do not expect to realize revenue from sales of STS101 in the foreseeable future, if at all, unless and until STS101 is clinically tested, approved for commercialization and successfully commercialized. To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and common stock. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, including pursuant to the Sales Agreement we entered into with SVB Leerink LLC in October 2020 in connection with our at-the-market offering, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

We have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine, which has not been approved for sale or commercial use. Currently, STS101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for pre-clinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will depend entirely on the successful development, regulatory approval and commercialization of STS101, which may never occur.

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

The clinical and commercial success of STS101 may depend on a number of factors, including the following:

•

our ability to successfully address the issues that we believe resulted in the EMERGE trial not achieving statistical significance on the co-primary endpoints, including, but not limited to, the under-delivery issue we observed and believe we have addressed through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the STS101 delivery device to improve its performance;

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial. Although topline data showed numerical differences in favor of STS101 3.9 mg and 5.2 mg versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE efficacy trial, with low adverse event rates and no serious adverse events reported.

Based on our analyses and review of EMERGE efficacy trial results and other data, including preliminary results from the ongoing ASCEND safety trial, we believe we have identified and have taken steps in our updated development plan to address the key reasons that STS101 did not achieve statistical significance versus placebo on the co-primary endpoints at two hours post-administration in the EMERGE efficacy trial. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-

delivery of STS101. We believe we have addressed this under-delivery issue through a combination of introducing improved subject training in our clinical trials and by making several minor modifications to the 2nd generation STS101 delivery device to improve its performance. We also believe other factors contributed to a negative outcome in the EMERGE efficacy trial, and we believe we have taken appropriate steps to mitigate these issues in the ongoing SUMMIT efficacy trial through modifications to the trial design and conduct. However, these efforts may prove to be ineffective and there can be no assurance that the measures we have taken or plan to take will result in successful outcomes in our future clinical trials of STS101, including our ongoing SUMMIT efficacy trial, or be sufficient to obtain regulatory approval.

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

As a result of the ongoing COVID-19 virus pandemic, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials, and manufacturing activities, including:

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

•	interruption or delays in the operations of the FDA, which may impact review and approval timelines;
•	interruption of, or delays in receiving, supplies of our investigational product from CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, equipment and supply shortages, delays in shipping, delays in manufacturing and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for STS101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve STS101 for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency, may not approve it with the labeling that we believe is necessary or desirable for its successful commercialization.

In addition, because migraine affects adolescents (12 to 17 years of age) and children (6 to 11 years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018). We are awaiting FDA final agreement with the iPSP and plan to initiate after completing development of STS101 for acute treatment of migraine in adults.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including as a result of the availability of approved preventive and acute treatments for migraine. The enrollment of subjects depends on many additional factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the general willingness of subjects to enroll in the trial;
•	the sample size of the subjects required for analysis of the trial’s primary endpoints;
•	the proximity of subjects to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

Our clinical trials may also compete with other clinical trials for product candidates that seek to treat migraine, and this competition will reduce the number and types of subjects available to us, because some subjects who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of subjects who are available for our clinical trials in such clinical trial sites.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect patient enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated. Although subjects in our EMERGE trial were generally able to complete their scheduled visits and we were able to collect the essential data from those visits, there can be no assurances that our experience with our ASCEND safety trial, our SUMMIT efficacy trial, or any planned or future clinical trials will be the same or similar or that the COVID-19 pandemic will not have a significant impact on our ability to complete our ASCEND and SUMMIT clinical trials and enroll subjects in any planned or future clinical trials.

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

STS101 has generally been well-tolerated in our clinical trials to date, with low adverse event rates and no treatment-related serious adverse events reported. Nevertheless, if unacceptable side effects arise in our ongoing ASCEND safety trial, our ongoing SUMMIT efficacy trial, or any other trials we may conduct in the future, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of STS101 for its targeted indications.

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

If STS101 receives marketing approval and we or others later identify undesirable side effects caused by STS101 or by other DHE products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of STS101;
•	we may be required to recall the STS101 or change the way it is administered to patients;
•	additional restrictions may be imposed on the marketing of the STS101 or the manufacturing processes for STS101 or any component thereof;
•

regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication similar to those that are currently included with the labels of DHE products;

•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	STS101 may become less competitive; and
•	our reputation may suffer.

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

We may not be able to seek FDA marketing approval of STS101 under Section 505(b)(2) of the FDCA. Section 505(b)(2), if applicable to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved DHE products. Under Section 505(b)(2), the development and approval of STS101 could potentially be expedited by decreasing the overall scope of work we must do ourselves so as to enable an STS101 NDA submission based on Phase 3 efficacy and/or safety trial data combined with a demonstration of pharmacokinetic comparability of STS101 to one or more approved DHE products (i.e., reference listed drugs). Although we believe both our Phase 1 trials have established the pharmacokinetic comparability of STS101 5.2 mg to DHE reference listed drugs, if we are unable to rely on Section 505(b)(2), the development program for STS101 would be longer than we expect, and we would also have to conduct more costly trials than we anticipate, which would harm our business.

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

Even if STS101 receives FDA or other regulatory approvals, its commercial success will depend significantly on the extent to which it is adopted and used by physicians and patients. The degree of market acceptance of STS101, if approved, will depend on a number of factors, including:

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Biohaven, Lundbeck, Amgen, and a number of smaller companies, including Impel NeuroPharma. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and convenience of administration, one or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

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

With respect to DHE products, we will compete with Bausch Health’s Migranal and several generic versions thereof, which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, Impel NeuroPharma recently received FDA approval for and launched a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. There can be no assurance that we will be able to successfully compete against such products, if approved.

We also face competition from newer oral migraine-specific acute treatments that have been approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, and two gepants, Abbvie’s ubrogepant and Biohaven’s rimegepant. Because lasmiditan, ubrogepant, and rimegepant are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for lasmiditan, ubrogepant and rimegepant do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant and rimegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products.

Further, preventive treatment of migraine, could, if broadly adopted and used successfully, potentially reduce the need and demand for acute treatment options. Injectable formulations of anti-CGRP monoclonal antibodies (e.g., erenumab, fremanezumab, and galcanezumab) and several oral gepant products, Biohaven’s rimegepant and Abbvie’s atogepant, have been approved for prevention of migraine attacks.

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

In October 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the Loan Agreement, that is secured by a lien covering all of our tangible and intangible property. As of September 30, 2021, there was $1.3 million of principal balance outstanding under the Loan Agreement, which was funded in October 2018. Under the terms of the Loan Agreement, we are required to make payments on a monthly basis commencing December 1, 2019, and the final maturity date of the loan is May 1, 2022. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the lender under the Loan Agreement to declare the term loans, together with accrued interest and fees, to be immediately due and payable. In addition, if we default under the terms of the Loan Agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our loan agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2021, we had 21 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	effectively manage our clinical trials and the development of STS101;
•	identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;
•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

We own or have an exclusive license under more than sixty U.S. and foreign patents and pending applications. In the U.S., we own or have exclusive license rights under 10 issued U.S. patents relating to STS101 that have expiration dates (absent any adjustments or extensions of term) as late as 2039. We believe the breadth of our patent estate reflects the highly innovative and differentiated nature of our proprietary dry-powder nasal delivery and formulation technologies. With the exception of one issued U.S. patent and several issued or allowed patents in the European Union and Japan that we own, all of our rights under issued U.S. and foreign patents relating to STS101 are exclusively licensed from SNBL.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through September 30, 2021, unless additional action is taken by Congress.

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

Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979 (AB 979), which generally requires public companies with principal executive offices in California to include specified numbers of directors from "underrepresented communities." A director from an "underrepresented community" means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Similar to SB 826, AB 979 does not provide a transition period for newly listed companies. Although we currently meet the December 31, 2021 requirement, there is no guarantee we will continue to do so in the future.

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

As of September 30, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 59.5% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2021, we had outstanding a total of approximately 31.5 million shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately 6.1 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. In a Private Placement in March 2021, we issued approximately 14.1 million shares which are covered by an effective re-sale registration statement and may be traded without restrictions.

The holders of approximately 4.7 million shares of our common stock, or approximately 14.8% of our total outstanding common stock as of September 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Company Name

Date: November 9, 2021	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)