Form 10-K
period 2021-12-31
Satsuma Pharmaceuticals, Inc.
filed 2022-03-15
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 OR

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

The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the Nasdaq Global Market on such date, was approximately $159 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 11, 2022, the registrant had 31,545,564 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•	our expectations with regard to the data to be derived from our ongoing and planned clinical trials and timing of expected data announcements;
•	the timing or likelihood of regulatory filings and approvals for STS101;
•	our expectations regarding the potential market size and size of the potential patient populations for STS101, if approved for commercial use;
•	our clinical and regulatory development plans for STS101;
•	the implementation of our business model and strategic plans for our business and STS101;
•	the impacts of the COVID-19 pandemic on our operations;
•	our plans and expectations for the further clinical development of STS101;
•	our commercialization, marketing and manufacturing plans and expectations;
•	the pricing and reimbursement of STS101, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering STS101, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

•	Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development.

•	Previously, in our Phase 3 EMERGE study, STS101 did not demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints.

•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

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

In March 2021, we announced an updated development plan for STS101 that was informed by our analyses of data from our STS101 Phase 3 EMERGE efficacy trial in which STS101 demonstrated favorable numerical trends but did not achieve statistical significance versus placebo on the study’s co-primary endpoints.  Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021; a Phase 3 efficacy trial (the SUMMIT trial), which we initiated in June 2021 and is currently ongoing; and continuation of the open-label, Phase 3 long-term safety trial of STS101 (the ASCEND trial). The SUMMIT trial is a randomized, double-blind, placebo-controlled Phase 3 trial designed to evaluate the efficacy, safety and tolerability of a single dose of STS101 5.2 mg in the acute treatment of migraine in approximately 1,400 subjects. We expect topline results from the ASCEND trial in the second half of 2022 and SUMMIT trial in the fourth quarter of 2022.  If the SUMMIT and ASCEND trials are successful, we plan to file a new drug application, or NDA, for STS101 with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2023.

In September 2020, we announced topline results from the EMERGE Phase 3 efficacy trial of STS101. The EMERGE trial was a randomized, double-blind, placebo-controlled trial in 1,201 subjects designed to evaluate the efficacy, safety and tolerability of a single dose of STS101 (3.9 mg or 5.2 mg) in the acute treatment of migraine. Although both STS101 dose strengths evaluated in the EMERGE trial showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. Both dosage strengths of STS101 did, however, demonstrate significant effects (nominal p-value <0.05) on both freedom from pain and most bothersome symptom endpoints by three hours post-administration and later time points. In addition, STS101 demonstrated significant effects on multiple, pre-specified secondary efficacy endpoints. Both STS101 dose strengths were generally well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported.

Based on our analyses and review of EMERGE trial results and other data, including preliminary results from our ongoing open-label, Phase 3 long-term safety trial of STS101 5.2 mg, (the ASCEND trial), we believe we have identified and taken steps to address the key reasons why STS101 did not achieve statistical significance on co-primary endpoints at the two-hour post-administration time point in the EMERGE trial.  Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained target DHE plasma concentrations due to under-delivery of STS101. We believe we have addressed the under-delivery issue by (i) introducing improved instructions for STS101 use and training of subjects in our clinical trials and (ii) making several minor modifications to the STS101 delivery device to improve its performance. We refer to the modified and improved STS101 delivery device as the “second-generation” device. We believe other factors also contributed to a negative outcome in the EMERGE trial, including: (i) early data entry by subjects in the electronic diary device due to device alarm programming; (ii) high proportions of subjects and treated migraine attacks with characteristics associated with poor treatment outcomes, and in particular, high proportions of subjects with pain of severe intensity immediately prior to treatment with study medication; and (iii) a high placebo response rate, particularly in light of the severe symptomology of the migraine attacks treated by subjects in the trial.

In August 2020, we initiated our ASCEND Phase 3 long-term safety trial, in which we have enrolled more than 480 subjects with migraine who treat their migraine attacks with STS101 on an as-needed basis for up to 12 months. Our plan is to fulfill the target subject exposure requirements previously communicated to us by the FDA (at least 150 subjects completing six months of treatment and potentially at least 50 subjects completing 12 months of treatment) using investigational product incorporating the second-generation STS101 delivery device. To date, subjects in the ASCEND trial have treated a total of more than 6,000 migraine attacks with STS101 5.2 mg.  STS101 has been generally well-tolerated, with low adverse event rates reported.  We expect topline results from the ASCEND trial in the second half of 2022.

If the SUMMIT and ASCEND trials are successful, we plan to file an NDA for STS101 with the FDA in the first quarter of 2023.

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

The acute migraine prescription market is large and growing at an accelerating rate. In 2021 approximately 18.1 million prescriptions were written in the United States for acute migraine-specific therapies, and prescription volumes for acute migraine-specific therapies grew by 8% versus 2020 (rimegepant was approved by the FDA in May 2021 for the additional indication of migraine prevention and prescription figures noted include both acute and preventive uses.). This figure excludes prescriptions for non-specific therapies and therefore likely significantly understates the total number of prescriptions written for the acute treatment of migraine. Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for approximately 83% of migraine-specific acute therapy prescriptions. However, triptans have been reported to have a number of shortcomings, including that they have inconsistent efficacy across patients and migraine types, require early treatment, cause various side effects, may cause medication overuse headache, or MOH, and have slow and variable onset of action and short duration of effect that necessitates retreatment.

The migraine prescription market growth in 2021 is attributed primarily to the introductions in 2020 of rimegepant and ubrogepant, which together accounted for more than one billion dollars in net sales in the United States in 2021. Ubrogepant and rimegepant have outperformed the initial projections of industry analysts. We believe these trends reflect the large size of the migraine patient population, the significant unmet need among people with migraine for new and improved acute treatments, and the large potential commercial opportunity for such products. In addition, we believe the prospects for continued and sustained market growth are favorable given that migraine is under-diagnosed and under-treated. Further, given that none of the currently available treatment options adequately achieve the American Headache Society’s defined goals for the acute treatment of migraine for a significant percentage of migraine patients, we believe many patients will continue to experience high unmet need and seek new and better treatment options.

DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant clinical advantages over other therapeutics, including triptans, for many patients. However, approved DHE products have drawbacks that have resulted in limited clinical use. For instance, injectable DHE, while effective, has invasive administration requirements, and in the case of intravenous (IV) delivery, generally must be administered by a healthcare provider, typically in the hospital or clinic setting, requires specialized equipment and may often result in side effects, in particular, nausea and vomiting. Similarly, intramuscular (IM) and or subcutaneous (SC) injections are invasive, require administration via injection by the patient, caregiver or healthcare provider and patients typically prefer non-injectable therapies. DHE liquid nasal sprays have complex, time-consuming and burdensome administration, as well as high variability and slow absorption that may result in inconsistent and sub-optimal clinical performance. Additionally, DHE plasma levels achievable with DHE liquid nasal sprays may not be sufficient for robust efficacy for many patients.  Further, due to DHE’s low oral bioavailability, there are no approved oral DHE products in the United States.

We designed STS101 to be a reliable and convenient DHE product capable of delivering the clinical advantages of DHE while overcoming the shortcomings of existing DHE products. We believe the key attributes of STS101 may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance, thereby facilitating broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. These key STS101 attributes include:

•

Rapidly achieving and sustaining target plasma concentrations. In our Phase 1 clinical trials, STS101 rapidly achieved and sustained target DHE plasma concentrations and demonstrated an overall pharmacokinetic (PK) profile that we believe has the potential to result in robust anti-migraine activity.

•

Low PK variability. In our Phase 1 clinical trials, STS101 demonstrated significantly lower variability in peak DHE plasma concentration and DHE exposure as compared to Migranal® (DHE liquid nasal spray), which we believe may lead to more reliable clinical performance.

•

Quick and convenient self-administration. STS101 utilizes a convenient, patient-friendly, single-use, nasal delivery device designed to enable self-administration of a full dose of DHE into a single nostril in a matter of seconds. The pre-filled device is pocket-sized and more compact than available DHE liquid nasal spray products, enabling portability and discreet use, and requires no assembly or priming. Our primary market research with migraine patients and physicians indicates they view these features as important and desirable. In addition, our STS101 dry-powder formulation has demonstrated favorable stability properties (including, insensitivity to light, heat or oxygen) that we expect will enable storage across a wide range of temperatures and conditions.

•

Well tolerated. To date, in our Phase 1 PK trials in healthy volunteers and Phase 3 clinical trials in which more than 1,000 subjects with migraine have treated more than 7,000 migraine attacks with STS101 5.2 mg, STS101 has been generally well-tolerated, with low adverse event rates reported. Importantly, STS101 does not exhibit the rapid and high peak concentrations associated with delivery of DHE by IV injection, which may often result in side effects, in particular, nausea and vomiting.

We believe the foregoing attributes of STS101 could lead to it having a favorable clinical profile as compared to IV, IM or SC delivery of DHE and DHE liquid nasal spray products.

The STS101 administration procedure is shown in the figure below:

Although STS101 rapidly achieved and sustained targeted DHE plasma concentrations and demonstrated low pharmacokinetic variability in our Phase 1 PK trials, our analyses of data from the Phase 3 EMERGE trial suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained target DHE plasma concentrations due to under-delivery of STS101. We believe we have successfully addressed this under-delivery issue by introducing improved instructions for STS101 use and training of subjects in our clinical trials and making several minor modifications to the STS101 delivery device to improve its performance.  Based on extensive testing and performance characterization of the improved STS101 delivery devices, we believe the improved devices have more robust performance and are easier for patients to use, thereby potentially mitigating the risk of under-delivery.

The faster a DHE product can produce the threshold DHE plasma concentration necessary for a therapeutic response, the more quickly following administration it may be able to exert anti-migraine effects and therapeutic response. At the same time, we believe that rapid and high peak DHE plasma concentrations that greatly exceed the levels required for threshold a therapeutic response level may result in adverse side effects. For example, IV delivery of DHE has demonstrated peak DHE plasma concentrations of 50 ng/ml or more within several minutes of administration, and is reported to more frequently result in side effects (including nausea and vomiting, increases in blood pressure, flushing, dizziness, extremity pain, and abnormal skin sensations) than delivery of DHE by other routes of administration, such as IM or SC injection, nasal or pulmonary, which exhibit much lower peak DHE plasma concentrations that generally have not been reported to exceed approximately 3 to 4 ng/ml. Based on data from our STS101 clinical trials and from published DHE PK and clinical efficacy trials, we estimate that achieving DHE plasma concentrations between 1.0 ng/ml and approximately 2.5 to 3.5 ng/ml within approximately 15 to 30 minutes after dosing may result in clinically significant therapeutic response rates by two hours or earlier after dosing and low side effect rates as compared with IV DHE delivery. As demonstrated in our Phase 1 clinical trials, administration of STS101 5.2 mg resulted in DHE plasma concentrations rising rapidly, with mean peak DHE plasma concentrations reaching 2.2 ng/ml at 30 minutes after dosing.

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

Our Strategy

Our strategy is to develop and commercialize STS101 and address the significant unmet medical needs of a large number of people living with migraine. Key elements of our strategy include:

•

Advance STS101 through clinical development and regulatory approval for the acute treatment of migraine. In March 2021, we announced an updated development plan for STS101 that was informed by our analyses of data from our STS101 Phase 3 EMERGE efficacy trial in which STS101 demonstrated favorable numerical trends but did not achieve statistical significance versus placebo on the study’s co-primary endpoints.  Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021; our SUMMIT Phase 3 efficacy trial, which we initiated in June 2021 and is currently ongoing; and continuation of the ongoing open-label, ASCEND Phase 3 long-term safety trial of STS101. The SUMMIT trial is a randomized, double-blind, placebo-controlled Phase 3 trial designed to evaluate the efficacy, safety and tolerability of a single dose of STS101 5.2 mg as an acute treatment for migraine in approximately 1,400 subjects. We expect topline results from the ASCEND trial in the second half of 2022 and SUMMIT trial in the fourth quarter of 2022.  If the SUMMIT and ASCEND trials are successful, we plan to file an NDA, for STS101 with the FDA in the first quarter of 2023.

•

Maximize commercial potential of STS101. In June 2021, we initiated the SUMMIT Phase 3 efficacy trial utilizing a randomized, double-blind, placebo-controlled design similar to that of the EMERGE trial and as typically required by the FDA to support product-specific efficacy claims in product labeling and promotional materials. We believe that approved product labeling for STS101 including results from the SUMMIT trial may differentiate STS101 from competing products and increase its commercial potential. We may also conduct additional clinical trials and consider additional headache indications for STS101 to maximize its commercial potential.

•

Commercialize STS101 in the United States. If approved, we plan to commercialize STS101 in the United States by building a specialized sales organization focusing on headache specialists, as well as general neurologists and primary care physicians who frequently prescribe migraine therapeutics.

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

Migraine treatment can generally be categorized as either acute or preventive. Treatment guidelines indicate that all patients should be offered acute treatment, which is focused on stopping the migraine attack quickly and restoring the patient’s ability to function with minimal side effects. In addition to receiving acute treatments, a subset of patients (typically those with more severe and/or frequent migraine attacks) may also receive preventive treatment, which is focused on reducing the frequency, duration or severity of migraine attacks or the associated disability caused by such attacks. Historically, preventive therapies, such as anti-convulsants, beta blockers and onabotulinumtoxinA injections, have lacked strong efficacy for many patients, have been associated with significant side effects or required burdensome administration. The recent development and introduction of anti-CGRP therapeutics as a new class of preventive therapy is raising awareness of the treatment opportunities in migraine and may lead to an increase in the number patients being diagnosed and treated for migraine. However, these new therapies do not alleviate the need for acute therapies, as such products that have been approved to date on average result in patients experiencing a reduction of only two migraine days per month. Despite its high prevalence and burden, migraine remains an underdiagnosed and undertreated illness due to lack of awareness, stigma and the inherent limitations of currently available therapies.

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

Acute treatments are typically administered orally, via injection or nasally. Orally-administered acute treatments have significant limitations, including relatively slow onset of effect due to the time required for absorption of the drug from the gastrointestinal tract following ingestion. During a migraine attack, absorption of orally-administered treatments can be delayed due to gastric stasis, which commonly occurs in people with migraine both during and between attacks. In addition, orally-administered acute treatments are inappropriate for the many migraine patients who experience significant nausea or vomiting with their attacks or who have trouble swallowing orally-administered medications. Injectable therapies, while often offering the fastest means of achieving therapeutic plasma levels of the administered drug product, often require the involvement of a healthcare provider, can be difficult to self-administer and typically result in greater side effects than non-injectable therapies. As a result, patients generally prefer non-injectable therapies over injectable therapies. While nasal administration of acute treatments has the potential to address certain of these limitations by facilitating rapid absorption of drug from the linings of the nasal passages into the bloodstream while simultaneously limiting side effects, currently available and development-stage nasally-administered acute treatments have drawbacks and limitations. These drawbacks and limitations may include one or more of the following:

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

Triptans

Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for approximately 83% of migraine-specific acute therapy prescriptions, or over 15 million prescriptions in the United States in 2021. Triptans are serotonergic agonists, typically with selective activity on a limited number of serotonergic receptors, including the 5-HT1B and 5-HT1D receptors. While widely prescribed, triptans have been reported to have low treatment persistence, with up to 66% of patients never refilling their initial triptan prescriptions. A substantial majority of patients who discontinue triptans cite a lack of efficacy and side effects as the reasons for discontinuation. Triptans have been reported to have a number of shortcomings, including being inconsistent and having sub-optimal efficacy, leading to side effects and medication overuse headaches, having early treatment requirements that only allow for a short therapeutic window, and having a slow and variable onset of action and short duration of effect.

Oral CGRP Receptor Agonists (gepants)

First commercially introduced in the United States in early 2020, the gepants are a class of orally-administered, migraine-specific acute treatments that act as antagonists of the calcitonin gene-related peptide receptor. Two gepant products, ubrogepant and rimegepant, are currently approved in the United States for the acute treatment of migraine and together accounted for more than one billion dollars in 2021 net sales in the United States. * These gepant products accounted for up to 12% of migraine-specific acute therapy prescriptions in the United States in 2021, and in the month of December 2021 captured up to a 15% share of these prescriptions (in May 2021, rimegepant was approved by the FDA for the additional indication of migraine prevention; thus, portions of preceding net revenue and prescription figures are attributable to preventive use of rimegepant). We believe these trends reflect the large size of the migraine patient population, the significant unmet need among people with migraine for new and improved acute treatments and the large potential commercial opportunity for such products.  The safety and tolerability of the gepants is reported to be favorable, and because gepants are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions.  The efficacy of the gepants, however, is reported to be modest in comparison with the triptans and potentially not meaningfully greater than that of simple analgesics than can be purchased without a prescription.

DHE

DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine. DHE has broader pharmacological activity than triptans across multiple receptor types, including serotonergic, adrenergic and dopaminergic receptors, represses CGRP release, and is thought to inhibit neuroinflammation and central sensitization via adrenergic receptors. In addition, DHE has a long pharmacodynamic half-life thought to be attributed to slow receptor dissociation. Because of its differentiated clinical attributes, many headache specialists consider DHE to be a preferred treatment for many difficult-to-treat migraine types, including severe migraine, migraine with allodynia, migraine upon awakening, fast onset migraine, prolonged and recurrent migraine attacks, including menstrual-related migraine, and migraine attacks requiring late treatment (i.e., more than one hour after onset of attack). In addition, DHE is considered a standard-of-care treatment for medication-overuse headache, or MOH, and for status migrainosus, which is a condition characterized by debilitating migraine attacks that last more than 72 hours. Given the complexity of migraine biology and the redundancy and interdependence of migraine disease pathways, DHE’s activity across multiple receptors is thought to offer the potential for better responses for many migraine patients.

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

Due to DHE’s vasoconstrictive effects, DHE products are not recommended for use in patients with cardiovascular risk factors. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of DHE and certain other drugs does not result in drug-drug interactions, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential.

Injectable DHE

IV delivery is the fastest means of achieving plasma concentration levels of DHE that we estimate to be necessary to effectively treat a migraine attack, with anti-migraine responses reported as quickly as 15-20 minutes following administration. IV-delivered DHE is typically administered by a healthcare provider in a hospital, clinic or infusion center setting, which is expensive and requires the patient to travel to one of these locations while suffering from a migraine attack. Because IV delivery of DHE results in rapid achievement of high DHE plasma levels, side effects are more common with IV administration than with other routes of administration, with nausea and vomiting being particularly common and typically requiring coadministration of anti-nausea medication. DHE can also be administered by IM or SC injection. However, IM and SC administration require a patient, caregiver or healthcare provider to use proper technique during a migraine attack to draw the correct dose of DHE solution for injection from a vial or glass ampule into a syringe and then inject the solution into the muscle or subcutaneous layer of the skin. Although generally considered effective, the challenges of injectable DHE and the fact that migraine patients typically prefer non-injectable therapies for acute treatment of attacks make injectable DHE a less favored treatment option for many people with migraine.

DHE Liquid Nasal Sprays

DHE may also be delivered via liquid nasal spray. However, DHE liquid nasal spray products have a number of limitations and complexities related to their liquid formulation and delivery devices, which may include:

-	high pharmacokinetic variability and slow absorption;
-	inability to achieve DHE plasma levels sufficient for robust efficacy;
-

complex administration procedures, including requirements for vial-opening, assembly, priming and administration of multiple sprays into both nostrils, that are burdensome and time-consuming for patients to perform;

-	relatively large physical size;
-	stringent storage requirements and potential for limited shelf life due to the liquid DHE formulation being sensitive to light, heat and oxygen;
-	packaging that results in some patients experiencing injury while preparing to self-administer; and
-	utilization of hydrofluoroalkane propellants that are potent greenhouse gases.

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

Subsequent to licensing such technology from SNBL, we advanced the development of STS101 by developing and optimizing the STS101 formulation, establishing analytical methods and scalable and commercial-scale manufacturing performed in accordance with good manufacturing practices, conducting extensive analytical characterization of STS101 and its components, and completing toxicology studies in accordance with good laboratory practices. The manufacturing processes we established employ standard technologies that are commonly utilized in the pharmaceutical industry for the manufacture of approved drug and drug-device combination products,  and we are establishing commercial-scale manufacturing capability for STS101 via relationships with third-party contract manufacturing organizations, or CMOs.

We designed STS101 to be a reliable easy-to-use and convenient DHE product capable of delivering the clinical advantages of DHE while overcoming the shortcomings of existing DHE products. We believe the key attributes of STS101 may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance, thereby facilitating broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. These key STS101 attributes include:

•

Rapidly achieving and sustaining target plasma concentrations. In our Phase 1 clinical trials, STS101 rapidly achieved and sustained target DHE plasma concentrations and demonstrated an overall pharmacokinetic (PK) profile that we believe has the potential to result in robust anti-migraine activity.

•

Low PK variability. In our Phase 1 clinical trials, STS101 demonstrated significantly lower variability in peak DHE plasma concentration and DHE exposure as compared to Migranal, which we believe, may lead to more reliable clinical performance.

•

Quick and convenient self-administration. STS101 utilizes a convenient, patient-friendly, single-use, nasal delivery device designed to enable self-administration of a full dose of DHE into a single nostril in a matter of seconds. The pre-filled device is pocket-sized and more compact than available DHE liquid nasal spray products, enabling portability and discreet use, and requires no assembly or priming. Our primary market research with migraine patients and physicians indicates they view these features as important and desirable. In addition, the STS101 dry-powder formulation has demonstrated favorable stability properties (including, insensitivity to light, heat or oxygen) that we expect will enable storage across a wide range of temperatures and conditions.

•

Well tolerated. To date, in our Phase 1 PK trials in healthy volunteers and Phase 3 clinical trials in which more than 1,000 subjects with migraine have treated more than 7,000 migraine attacks with STS101 5.2 mg, STS101 has been generally well-tolerated, with low adverse event rates reported. Importantly, STS101 does not exhibit the rapid and high peak concentrations associated with IV delivery of DHE, which may often result in side effects, in particular, nausea and vomiting.

We believe the foregoing attributes of STS101 offer the potential for a favorable clinical profile as compared to IV, IM or SC delivery of DHE and DHE mesylate liquid nasal spray products.

Although STS101 rapidly achieved and sustained targeted DHE plasma concentrations and demonstrated low pharmacokinetic variability in our Phase 1 PK trials, our analyses of data from the Phase 3 EMERGE trial suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained target DHE plasma concentrations due to under-delivery of STS101. We believe we have addressed this under-delivery issue by introducing improved instructions for STS101 use and training of subjects in our clinical trials and making several minor modifications to the STS101 delivery device to improve its performance.

The faster a DHE product can produce the threshold DHE plasma concentration necessary for a therapeutic response, the more quickly following administration it may be able to exert anti-migraine effects and therapeutic response. At the same time, we believe that rapid and high peak DHE plasma concentrations that greatly exceed the levels required for threshold a therapeutic response level may result in adverse side effects. For example, IV delivery of DHE has demonstrated peak DHE plasma concentrations of 50 ng/ml or more within several minutes of administration, and is reported to more frequently result in side effects (including nausea and vomiting, increases in blood pressure, flushing, dizziness, extremity pain, and abnormal skin sensations) than delivery of DHE by other routes of administration, such as IM or SC injection, nasal or pulmonary, which exhibit much lower peak DHE plasma concentrations that generally have not been reported to exceed approximately 3 to 4 ng/ml. Based on data from our STS101 clinical trials and from published DHE PK and clinical efficacy trials, we estimate that achieving DHE plasma concentrations between 1.0 ng/ml and approximately 2.5 to 3.5 ng/ml within approximately 15 to 30 minutes after dosing may result in clinically significant therapeutic response rates by two hours or earlier after dosing and low side effect rates as compared with IV DHE delivery. As demonstrated in our Phase 1 clinical trials, administration of STS101 5.2 mg resulted in DHE plasma concentrations rising rapidly, with mean peak DHE plasma concentrations reaching 2.2 ng/ml at 30 minutes after dosing.

The STS101 administration procedure is shown in the figure below:

Development Plan and Regulatory Pathway

Our development plan for STS101 is informed by published FDA guidance as well as our discussions with the FDA. Based on written feedback provided by the FDA, we believe the results of our completed Phase 1 PK clinical trials and our ongoing ASCEND Phase 3 safety trial, if successful, could be sufficient to support FDA approval of STS101 for the acute treatment of migraine headaches with or without aura. However, we believe positive results from a Phase 3 efficacy trial, if included in approved product labeling, would differentiate STS101 from competing products and increase its commercial potential.  With the objective of demonstrating efficacy results to include in STS101 approved product labeling, we initiated in June 2021 the SUMMIT Phase 3 efficacy trial.  SUMMIT utilizes a randomized, double-blind, placebo-controlled design similar to that of the EMERGE trial and as typically required by the FDA to support product-specific efficacy claims in product labeling and promotional materials. Whereas EMERGE was a three-arm trial (STS101 5.2 mg, STS101 3.9 mg and placebo) that enrolled approximately 400 subjects per arm, SUMMIT is a two-arm trial (STS101 5.2 mg and placebo) designed to enroll approximately 700 subjects per arm.  The larger size of the SUMMIT trial provides greater statistical power to detect a potential treatment effect of STS101 5.2 mg versus placebo.  We may also conduct additional clinical trials and consider additional headache indications for STS101 to maximize its commercial potential.

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

In the United States, we intend to pursue a 505(b)(2) NDA for STS101 referencing the NDAs for D.H.E. 45 (DHE mesylate injectable solution) and Migranal (DHE mesylate liquid nasal spray). Migranal has no therapeutic equivalents (other than an authorized generic and three third-party generics) and is not covered under any unexpired patents that could delay approval of our NDA. We believe this development strategy could provide both an expeditious and cost-efficient approval pathway for STS101 in the United States.

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

STS101 Clinical Trials

We have reported results from two Phase 1 clinical trials of STS101 in healthy volunteers, the first conducted in 2018 and the second in 2021.  In both trials, STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a generally favorable safety and tolerability profile. We believe the overall pharmacokinetic profile demonstrated by STS101 5.2 mg in these trials should result in robust anti-migraine activity and a favorable safety and tolerability profile.

EMERGE: Phase 3 Efficacy Trial

Our Phase 3 EMERGE efficacy trial was a multi-center, single-dose, randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy, safety, and tolerability of single doses of STS101 in the acute treatment of migraine in approximately 1,140 subjects.  After establishing eligibility, study participants were randomized (1:1:1) to receive one of three treatments: STS101 DHE 3.9 mg, STS101 DHE 5.2 mg or matching placebo. After randomization, the trial participants were instructed to treat their next migraine attack of moderate or severe pain severity with the allocated blinded study medication. All study participants were trained multiple times in the STS101 administration procedure prior to use, and we provided each participant with an electronic device preloaded with diary software designed to capture relevant trial data.

We completed enrollment in our EMERGE Phase 3 trial in May 2020, randomizing 1,201 subjects with migraine to one of two STS101 dosage strengths or placebo. In September 2020, we announced topline data from the EMERGE trial. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance (p-value <0.05) for either dosage strength. The table below summarizes the results of STS101 on the co-primary endpoints in the EMERGE trial.

EMERGE Co-primary Endpoints*:	3.9 mg	5.2 mg	Placebo
Subjects**	n=354	n=353	n=358
Freedom from Pain at 2 hours Number of subjects % responders Difference vs Placebo p-value	69/354 19.5% 4.7% 0.10	68/353 19.3% 4.5% 0.11	53/358 14.8% ---
Freedom from Most Bothersome Symptom at 2 hours Number of subjects % responders Difference vs Placebo p-value	133/340 39.1% 5.4% 0.14	139/343 40.5% 6.8% 0.06	119/353 33.7% ---

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

We conducted multiple post-hoc analyses to determine why STS101 did not achieve statistical significance on co-primary endpoints in the EMERGE trial, and believe we have identified the key reasons. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained target DHE plasma concentrations due to under-delivery of STS101. We believe we have addressed the under-delivery issue by (i) introducing improved instructions for STS101 use and training of subjects in our clinical trials and (ii) making several minor modifications to the STS101 delivery device to improve its performance. We believe other factors also contributed to a negative outcome in the EMERGE trial, including: (i) early data entry by subjects in the electronic diary device due to device alarm programming; (ii) high proportions of subjects and treated migraine attacks with characteristics associated with poor treatment outcomes, and in particular, high proportions of subjects with pain of severe intensity immediately prior to treatment with study medication; and (iii) a high placebo response rate, particularly in light of the severe symptomology of the migraine attacks treated by subjects in the trial. We have taken steps that we believe will mitigate these issues in the ongoing SUMMIT Phase 3 efficacy trial of STS101.

ASCEND: Phase 3 Safety Trial

In August 2020, we initiated our ASCEND trial, in which we have enrolled more than 480 subjects with migraine who treat their migraine attacks with STS101 on an as-needed basis for up to 12 months.  As part of our efforts to address the STS101 under-delivery issue that we identified during our post-hoc analyses of the EMERGE trial results, we have introduced over the course of the ASCEND trial (and instituted in the SUMMIT trial) improvements to the instructions for STS101 use and training of subjects, as well as STS101 investigational product incorporating the minor modifications we have made to the STS101 delivery device to improve its performance. Based on our analyses of STS101 devices used by ASCEND subjects in treating their migraine attacks, which have demonstrated improved delivery performance, we believe the aforementioned measures we have implemented in the ASCEND and SUMMIT trials have addressed the under-delivery issue we saw in the EMERGE trial.

Our plan is to fulfill the target subject exposure requirements previously communicated to us by the FDA in writing (at least 150 subjects completing six months of treatment and potentially at least 50 subjects completing 12 months of treatment) using investigational product incorporating the improved second-generation STS101 delivery device. To date, subjects in the ASCEND trial have treated a total of more than 6,000 migraine attacks with STS101 5.2 mg.  STS101 has been generally well-tolerated, with low adverse event rates. We expect topline results from the ASCEND trial in the second half of 2022.

SUMMIT Phase 3 Efficacy Trial

In June 2021, we initiated the SUMMIT Phase 3 efficacy trial, a randomized, double-blind, placebo-controlled Phase 3 trial designed to evaluate the efficacy, safety and tolerability of a single dose of STS101 5.2 mg as an acute treatment for migraine in approximately 1,400 subjects. The SUMMIT trial utilizes investigational product that incorporates the modified and improved STS101 delivery device and improved instructions for STS101 use and training of subjects. In addition, we have made several modifications to the SUMMIT trial design and conduct, which, together with the improved STS101 delivery device and instructions for STS101 use and training, we believe will address the key reasons why STS101 did not achieve statistical significance on the co-primary endpoints in the EMERGE trial.  We expect topline results from the SUMMIT trial in the fourth quarter of 2022.

If the SUMMIT and ASCEND trials are successful, we plan to file an NDA, for STS101 with the FDA in the first quarter of 2023.

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

Manufacturing

Our manufacturing and regulatory teams have substantial experience in manufacturing process development, registration and the commercial manufacture of drug-device combination products, including inhalation-route drug-device combination products. We do not have internal manufacturing facilities and all of our manufacturing processes, which must comply with current good manufacturing practices, or cGMP, are outsourced to third party CMOs, with oversight by our internal managers. We own or have contracted to purchase certain equipment, including plastic component molds, semi-custom automated filling and assembly equipment, and semi-custom packaging equipment, for our third-party CMOs to utilize in the manufacture of STS101 or its components. We rely on third-party CMOs to produce sufficient quantities of drug product for use in clinical trials. We intend to continue this practice for any future clinical trials and production of STS101, if approved, for commercial sale.

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

Commercial Operations

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

In 2021, approximately 18.1 million prescriptions for migraine-specific acute therapies were written in the United States. This figure excludes prescriptions of non-specific therapies, such as nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and thus likely understates the total number of prescriptions written for the acute treatment of migraine. The majority of the prescriptions written were for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dosage forms, and two of these molecules are also available in injectable and/or liquid nasal spray dosage forms that may have faster onset of action than oral dosage forms. With respect to DHE products, we will compete with Bausch Health’s Migranal DHE liquid nasal spray and its authorized and third-party generic equivalents as well as the branded injectable DHE product and its generic equivalents. In addition, in September 2021 Impel NeuroPharma announced FDA approval of a DHE liquid nasal spray product that utilizes the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device that requires a multi-step vial-opening, assembly and priming procedure. Impel NeuroPharma received FDA approval for its DHE liquid nasal spray product on the basis of a clinical development program that included only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blinded Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). Impel NeuroPharma has recently commenced commercialization of its DHE liquid nasal spray product in the U.S.  We believe the Impel product has many of the same limitations as Migranal, does not significantly improve DHE absorption or pharmacokinetics as compared with Migranal to an extent that we believe likely to be clinically relevant, and has not been evaluated for efficacy in any randomized, controlled, double-blinded efficacy trial.

We also face competition from newer oral migraine-specific acute treatments that have been recently approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, and two gepants, Abbvie’s ubrogepant and Biohaven’s rimegepant. Because rimegepant, ubrogepant, and lasmiditan are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for rimegepant, ubrogepant and lasmiditan do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant and rimegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products. Moreover, prescribing of ubrogepant, and to a lesser extent rimegepant, may be complicated by the potential for interactions with a variety of prescription and over-the-counter medicines, vitamins and herbal supplements, with this potential necessitating dose adjustment of or contraindication to ubrogepant.

Although we believe STS101 and our development strategy has potential advantages over DHE liquid nasal sprays and other anti-migraine treatments, there can be no assurance that STS101, if approved, will be able to successfully compete against these products.

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

With regard to STS101, we have patents and applications to formulations, dosages, devices, and methods of use. As of December 31, 2020, we own or have exclusive license rights under more than sixty U.S. patents and foreign patents and pending applications. In the U.S., we own or have exclusive license rights under ten issued U.S. patents relating to STS101 with estimated expiration dates ranging from 2023 until the end of 2039 (absent any adjustments or extensions of term). Recently issued U.S. patents relating to STS101 that we own or are exclusively licensed under include U.S. Patent 10,758,532, issued September 1, 2020 and U.S. Patent 10,792,253, issued October 6, 2020. If issued, we project future patents resulting from pending U.S. patent applications relating to STS101 will expire between 2033 and 2040 (absent any adjustments or extensions of term). As of December 31, 2020, all but one issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. The pending U.S. and foreign patent applications relating to STS101 are solely owned by us or exclusively licensed from SNBL.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

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

The SNBL License continues on a country-by-country and product-by-product basis until the expiration of the obligation to pay royalties with respect such product and country. We may terminate the SNBL License in its entirety without cause on ninety days’ prior written notice. SNBL may terminate the SNBL License for our material breach that remains uncured for ninety days. SNBL may also terminate the SNBL License if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, SNBL has the right to terminate the license agreement upon our insolvency.

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

•

Phase 1. The drug is initially introduced into healthy human subjects or into subjects with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The drug is administered to a limited population of subjects with the target disease or condition to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3. The drug is administered to an expanded population of subjects with the target disease or condition, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 21 employees, all of whom were full-time. None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Facilities

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through October 31, 2022. We are in the process of negotiating an extension on this lease. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2025. We believe these facilities are sufficient for our near-term needs, and expect to expand to new and/or additional space as we grow. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable our expansion.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized 1,201 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our detailed analyses of results and data from our EMERGE efficacy trial. Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as the new pivotal SUMMIT Phase 3 efficacy trial that we initiated in June 2021, with topline results expected in the fourth quarter of 2022.

We have limited or no experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as an NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for the year ended December 31, 2021 and 2020 were approximately $51.2 million and $47.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $141.7 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

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

As of December 31, 2021, we had resources consisting of cash, cash equivalents and marketable securities of $95.8 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

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

The clinical and commercial success of STS101 may depend on a number of factors, including the following:

•

our ability to successfully address the issues that we believe resulted in the EMERGE trial not achieving statistical significance on the co-primary endpoints, including, but not limited to, the DHE under-delivery we observed;

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

STS101 failed to demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints in our first pivotal efficacy trial.

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

Based on our analyses and review of EMERGE efficacy trial results and other data, including preliminary results from the ongoing ASCEND safety trial, we believe we have identified and have taken steps in our updated development plan to address the key reasons that STS101 did not achieve statistical significance versus placebo on the co-primary endpoints at two hours post-administration in the EMERGE efficacy trial. Our analyses suggest a significant proportion of subjects in EMERGE who self-administered STS101 to treat their migraine attacks may not have achieved and sustained targeted DHE concentrations due to under-delivery of STS101. We believe we have addressed this under-delivery issue through a combination of introducing improved instructions for STS101 use and subject training in our clinical trials and by making several minor modifications to the second-generation STS101 delivery device to improve its performance. We also believe other factors contributed to a negative outcome in the

EMERGE efficacy trial, and we believe we have taken appropriate steps to mitigate these issues in the ongoing SUMMIT efficacy trial through modifications to the trial design and conduct. However, these efforts may prove to be ineffective and there can be no assurance that the measures we have taken or plan to take will result in successful outcomes in our future clinical trials of STS101, including our ongoing SUMMIT efficacy trial, or be sufficient to obtain regulatory approval.

In addition, we may not be able to obtain regulatory approval for and successfully commercialize STS101 without conducting further clinical trials in addition to those trials that are ongoing or planned, and there can be no assurance that the results of any ongoing, planned or additional clinical trials will be sufficient to obtain regulatory approval or support successful commercialization. For example, in August 2021, we announced that we plan to enroll approximately 180 additional subjects in the ASCEND trial to ensure adequate exposures and safety are established with STS101 incorporating the second-generation delivery device. While adding these subjects is not expected to affect the overall STS101 development timeline, the FDA may require additional patients or additional studies to evaluate STS101 incorporating the second-generation delivery device.

The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

As a result of the ongoing COVID-19 virus pandemic, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials, and manufacturing activities, including:

•delays or difficulties in enrolling subjects in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•delays in the completion of our clinical trials;

•	reduced ability to monitor and thereby ensure adequate quality and compliance in the conduct of our clinical trials;
•	delays or difficulties in our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;

•diversion of healthcare resources away from the conduct of clinical trials;

•

interruption of key clinical trial activities due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•interruption or delays in the operations of the FDA, which may impact review and approval timelines;

•	interruption of, or delays in receiving, supplies of our investigational product from CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•

interruption of, or delays in completing manufacturing and manufacturing-related activities such as CMO qualification, production equipment manufacture, delivery and qualification, validation of manufacturing processes, manufacture and/or analytical characterization of our product candidate, completion of stability studies and/or manufacture of registration batches of our product candidate required for NDA submission; and

•

limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies, clinical trials and product candidate manufacturing activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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

Furthermore, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

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

We as a company have not previously submitted an NDA or any other marketing application to the FDA or similar filings to comparable foreign regulatory authorities. An NDA or other similar regulatory filing requesting approval to market a product candidate must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, effective, pure and potent for each desired indication. The NDA or other similar regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

Although STS101 has generally been well-tolerated in our clinical trials to date, with low adverse event rates reported, if unacceptable side effects arise in our ongoing ASCEND safety trial, our ongoing SUMMIT efficacy trial, or any other trials we may conduct in the future, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of STS101 for its targeted indications.

Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability or willingness of enrolled subjects to complete any of our clinical trials, and/or result in potential product liability claims.  In addition, if undesirable side effects caused by other available DHE products or DHE products in development, the development and successful commercialization of STS101, if approved, could be negatively affected. The active pharmaceutical ingredient in STS101 (DHE) is contraindicated for patients with certain pre-existing conditions and the labels of approved DHE products warn against use by patients with cardiovascular risk factors. These contraindications and warnings could limit the use of STS101 following marketing approval, if approved, or cause undesirable side effects in patients who use STS101 despite these warnings.  For example, we received a single report of a treatment-related serious adverse event in an ASCEND trial participant.  This adverse event was consistent with a side effect described in prescribing information for DHE and other vasoconstrictive agents, such as triptans. The adverse event occurred following the subject’s sixth use of study medication, and no further occurrences were reported with six subsequent uses of study medication by the subject. Investigation determined the subject’s medical history, which the subject did not disclose to the trial site, included DHE contraindications and fulfilled key trial exclusion criteria that are disqualifying for trial participation. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of DHE and certain other drugs does not result in drug-drug interactions, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect patient recruitment or the ability of enrolled subjects to complete any of our clinical trials or result in potential product liability claims.

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

Our finished drug product and nasal delivery device will be regulated as a drug-device combination product. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of STS101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The delivery system device will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. We implemented several minor modifications to the second-generation STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to obtain or maintain regulatory approval could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in STS101 reaching the market.

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

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Even if STS101 receives FDA or other regulatory approvals, its commercial success will depend significantly on the extent to which it is adopted, prescribed by physicians and used by patients. The degree of market acceptance of STS101, if approved, will depend on a number of factors, including:

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Biohaven, Lundbeck, Amgen, and a number of smaller companies, including Impel NeuroPharma, Axsome Therapeutics, Amneal Pharmaceuticals, and Zosano Pharma. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and convenience of administration. One or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

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

With respect to DHE products, we will compete with Bausch Health’s Migranal and several generic versions thereof, which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, Impel NeuroPharma recently received FDA approval for and launched a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. There can be no assurance that STS101 will be able to successfully compete against such products, if approved.

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

As of December 31, 2021, we had 21 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

•

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

•	The success of any collaboration arrangement will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes..

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through October 31, 2022. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2025. We believe these facilities are sufficient for our near-term needs, and expect to expand to new and/or additional space as we grow. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable our expansion.

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

Holders of Common Stock

As of March 11, 2022, there were approximately 10 records of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

ITEM 6. [Reserved]

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, or EMERGE trial, which randomized 1,201 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE trial, with low adverse event rates and no serious adverse events reported.

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our EMERGE efficacy trial and results from our ongoing ASCEND open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND trial. Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new pivotal Phase 3 efficacy trial, or SUMMIT trial, of STS101 5.2 mg that we initiated in June 2021, with topline results expected in the fourth quarter of 2022. If successful, we plan to file an NDA for STS101 in the first quarter of 2023.

Our net losses were $51.2 million and $47.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $141.7 million.

As we continue the development of STS101, our expenses will increase substantially over recent periods, as we advance STS101 through clinical development, manufacturing scale-up and seek to obtain regulatory approval, and prepare for commercialization of STS101, if approved.

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

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of December 31, 2021, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $95.8 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2021 and into the second half of 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Change	% Change
Operating expenses:
Research and development	$37,635	$36,270	$1,365	4%
General and administrative	13,531	12,058	1,473	12%
Loss from operations	(51,166)	(48,328)	(2,838)	6%
Interest income	157	1,115	(958)	(86%)
Interest expense	(163)	(350)	187	(53%)
Net loss	$(51,172)	$(47,563)	$(3,609)	8%

Research and Development Expenses

Research and development expenses increased by $1.4 million, or 4%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase was in research and development expenses was primarily due to increase of $1.2 million in clinical trial costs, which was the net of an increase of $11.3 million for the SUMMIT efficacy trial, $3.0 million for the ASCEND safety trial, and $1.3 million for the STS101 Phase 1 trials offset by decrease of $14.1 million in EMERGE efficacy trial costs as the EMERGE trial and related costs concluded in December 2020, and a $0.3 million decrease in clinical consultant costs, as well as increases of $1.2 million in payroll and personnel expenses, and $0.2 million in other expenses, partly offset by a decrease of $1.3 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 12%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $1.1 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, and an increase of $1.1 million for directors and officers liability insurance, board fees including stock based compensation, other services partially offset by a decrease of $0.6 million in legal and outside consultants.

Interest Income

Interest income decreased by $1.0 million, or 86%, from the year ended December 31, 2020 to the year ended December 31, 2021, which was the net result of the significantly lower interest yields on slightly lower average balances for our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased by $0.2 million, or 53%, from the year ended December 31, 2020 to the year ended December 31, 2021, which was primarily attributable to the decrease of outstanding debt balances.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $51.2 million and $47.6 million for the years ended December 31, 2021 and 2020, respectively. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2021 and into the second half of 2023.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,997)	$(42,327)
Investing activities	$(50,777)	$57,999
Financing activities	$73,283	$(2,101)
Net (decrease) increase in cash and cash equivalents	$(20,491)	$13,571

Cash Flows Used in Operating Activities

Net cash used in operating activities was $43.0 million for the year ended December 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $51.2 million, adjusted for a decrease of accounts payable by $1.2 million and an increase in prepaid expenses and other assets of $0.9 million, which amounts were partially offset by an increase in accrued and other liabilities of $3.3 million, stock-based compensation expense of $5.4 million, net amortization of premiums and discounts on marketable securities of $0.7 million, loss on disposal of property and equipment of $0.6 million and depreciation expense of $0.4 million. The decrease in accounts payable and an increase in prepaid expenses and other assets and accrued and other liabilities were primarily the result of the timing of payments to our vendors.

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

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $50.8 million for the year ended December 31, 2021, which consisted of purchases of marketable securities of $88.6 million and purchases of property and equipment of $2.0 million, which amounts were partially offset by proceeds from maturities of marketable securities of $39.9 million.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $73.3 million for the year ended December 31, 2021, which consisted of $75.2 million of net cash proceeds from our Private Placement and proceeds from the issuance of common stock under employee plans of $0.1 million, partially offset by repayment of debt of $2.0 million.

Net cash used in financing activities was $2.1 million for the year ended December 31, 2020, which primarily related to repayment of debt of $2.0 million and payment of offering costs of $0.2 million, partially offset by proceeds from the exercise of common stock options of $0.1 million.

Contractual Obligations and Commitments

In October 2018, we entered into the Loan Agreement with Silicon Valley Bank. The maturity date of the loan advances is May 1, 2022. Total future contractual maturities of the loan were $0.8 million as of December 31, 2021.

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

While our significant accounting policies are described in more detail in Note 1, Organization and Summary of Significant Accounting Policies, to the financial statements, we believe that the following accounting policy is the most critical to the judgement and estimates used in the preparation of our financial statements.

Accrued Research and Development

We monitor the activity under our various agreements with CMOs and other service providers to the extent possible through communication with each service provider, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. These estimates may or may not match the actual services performed by the service providers. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from our estimates, we will adjust the accrual or amount of prepaid expenses and other current assets accordingly.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $95.8 million, consisting of interest-bearing money market funds, investments in corporate bonds, asset backed securities and foreign government agency bonds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Satsuma Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Satsuma Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 15, 2022

SATSUMA PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$15,835	$36,326
Short-term marketable securities	77,315	31,910
Prepaid expenses and other current assets	6,698	5,550
Total current assets	99,848	73,786
Property and equipment, net	6,792	6,473
Long-term marketable securities	2,620	—
Other non-current assets	572	774
Total assets	$109,832	$81,033
Liabilities
Accounts payable	$1,469	$3,381
Accrued and other current liabilities	5,943	2,675
Current portion of long-term debt	1,080	1,990
Total current liabilities	8,492	8,046
Long-term debt	—	1,042
Other noncurrent liabilities	—	9
Total liabilities	8,492	9,097
Commitments and Contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 31,545,564 shares and 17,436,978 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in-capital	243,115	162,469
Accumulated other comprehensive (loss) income	(42)	29
Accumulated deficit	(141,736)	(90,564)
Total stockholders’ equity	101,340	71,936
Total liabilities, preferred stock and stockholders' equity	$109,832	$81,033

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$37,635	$36,270
General and administrative	13,531	12,058
Total operating expenses	$51,166	$48,328
Loss from operations	(51,166)	(48,328)
Interest income	157	1,115
Interest expense	(163)	(350)
Net loss	$(51,172)	$(47,563)
Unrealized (loss) gain on marketable securities	(71)	12
Comprehensive loss	$(51,243)	$(47,551)
Net loss per share attributable to common stockholders, basic and diluted	$(1.75)	$(2.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,174,386	17,405,688

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	17,382,047	2	158,317	(43,001)	17	115,335
Issuance of common stock upon exercise of stock options	35,265	—	82	—	—	82
Stock-based compensation	—	—	4,018	—	—	4,018
Issuance of common stock upon purchases under employee share purchase plan	14,766	—	52	—	—	52
Issuance of common stock upon net exercise of common stock warrants	4,900	—	—	—	—	—
Other comprehensive income	—	—	—	—	12	12
Net loss	—	—	—	(47,563)	—	(47,563)
Balance at December 31, 2020	17,436,978	2	162,469	(90,564)	29	71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	5,364	—	—	5,364
Issuance of common stock upon purchases under employee share purchase plan	16,147	—	60	—	—	60
Other comprehensive loss	—	—	—	—	(71)	(71)
Net loss	—	—	—	(51,172)	—	(51,172)
Balance at December 31, 2021	31,545,564	$3	$243,115	$(141,736)	$(42)	$101,340

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(51,172)	$(47,563)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	393	239
Loss on disposal of property and equipment	618	—
Non-cash interest expense, and amortization of debt discount and issuance costs	48	102
Amortization of premiums / (accretion of discounts), net on marketable securities	651	83
Stock-based compensation	5,364	4,018
Changes in assets and liabilities
Prepaid expenses and other assets	(946)	1,455
Accounts payable	(1,212)	(1,625)
Accrued and other current liabilities	3,268	974
Other non-current liabilities	(9)	(10)
Net cash used in operating activities	(42,997)	(42,327)
Cash flows from investing activities
Purchases of marketable securities	(88,620)	(34,008)
Proceeds from maturities of marketable securities	39,873	97,172
Purchases of property and equipment	(2,030)	(5,165)
Net cash (used in) provided by investing activities	(50,777)	57,999
Cash flows from financing activities
Repayment of debt	(2,000)	(2,000)
Proceeds from private placement financing, net of issuance costs	75,215	—
Payment of offering costs	—	(235)
Proceeds from issuance of common stock under employee plans	68	134
Net cash provided by (used in) financing activities	73,283	(2,101)
Net (decrease) increase in cash and cash equivalents	(20,491)	13,571
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	36,326	22,755
Cash and cash equivalents, at end of period	$15,835	$36,326
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$—
Cash paid for interest	$126	$259
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$24	$724

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $141.7 million as of December 31, 2021. The Company has historically financed its operations primarily through its initial public offering (“IPO”), and private placements of its equity securities and borrowings under its long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $95.8 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these annual financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), as defined by the Financial Accounting Standards Board, or the FASB.

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

Segments

The Company operates and manages its business as a single operating and reportable segment, which is the business of developing, seeking regulatory approval for and commercializing STS101 for the acute treatment of migraine. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. No product revenue has been generated since its inception. As of December 31, 2021, the Company’s long-lived assets of $0.1 million were located in the United States and $6.7 million in the United Kingdom and Europe. As of December 31, 2020, the Company’s long-lived assets of $1.5 million were located in the United States and $5.0 million in the United Kingdom.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows which the asset or asset group is expected to generate. If the asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There have been no such impairments of long-lived assets during the years ended December 31, 2021 and 2020.

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

Comprehensive Income (Loss)

Comprehensive gain or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. In 2021 the Company recorded unrealized loss on marketable securities of $0.1 million and in 2020 the company recorded an unrealized gain of less than $0.1 million in other comprehensive income (loss).

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, outstanding stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Recent Accounting Pronouncements

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

As of December 31, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$4,667	$—	$—	$4,667
Foreign government agency bonds (1)	—	6,526	—	6,526
Corporate bonds	—	49,989	—	49,989
Asset backed securities	—	18,753	—	18,753
Marketable securities	4,667	75,268	—	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$20,476	$75,268	$—	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	4,670	—	$(3)	4,667
Foreign government agency bonds (1)	6,530	—	(4)	6,526
Corporate bonds	50,008	—	(19)	49,989
Asset backed securities	18,769	—	(16)	18,753
Marketable securities	79,977	—	(42)	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$95,786	$—	$(42)	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds	$—	$31,910	$—	$31,910
Marketable securities	—	31,910	—	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$36,304	$31,910	$—	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
Corporate bonds	$31,881	$30	$(1)	$31,910
Marketable securities	31,881	30	(1)	31,910
Money market funds (1)	36,304	—	—	36,304
Total fair value of assets	$68,185	$30	$(1)	$68,214

(1)	Included in cash and cash equivalents on the balance sheet.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2021 and 2020.

There were no financial liabilities measured and recognized at fair value as of December 31, 2021 and December 31, 2020. As of December 31, 2021, the fair value of the Term Loan (as defined in Note 4 below) approximated the carrying amount of the loan as the Term Loan bears floating interest rate that approximates the market rate.
3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands, except years):

		December 31,
	Useful Life (In Years)	2021	2020
Furniture and fixtures	3-5	$75	$63
Leasehold improvements	Shorter of useful life or lease term	62	62
Machinery and equipment	6	1,084	933
Tooling	6	974	840
Construction in progress	—	5,219	5,008
		7,414	6,906
Less: Accumulated depreciation		(622)	(433)
		$6,792	$6,473

Depreciation is computed using the straight-line method. Depreciation expense was $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries and benefits	$2,117	$1,330
Accrued research and development expenses	3,396	910
Accrued professional services	361	232
Accrued interest	5	16
Other	64	187
	$5,943	$2,675

4.	Long-Term Debt

On October 26, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for loan advances of up to $10.0 million. The first advance (the “Term A Loan”) of $5.0 million was available for draw down by the Company as of the effective date of the Loan Agreement. The remaining $5.0 million under the facility was never drawn down and is no longer available for draw. Interest on the loan advances is payable monthly at a floating per annum rate equal to the greater of 1.5% above the prime rate or 6.5%. Upon the occurrence of an event of default, interest will increase to 5.0% above the rate that is otherwise applicable. The maturity date of the loan advances is May 1, 2022. The effective interest rate of the Term Loan approximates its stated interest rates.

Principal on the Term A Loan is repayable commencing on December 1, 2019 in 30 monthly payments through maturity. In addition to regular monthly payments, a final payment equal to the original principal amount of the Term Loans multiplied by 5.0% is due on the earliest to occur of (a) May 1, 2022 or (b) the prepayment in full of the term loan advances. The Company has the option to prepay the term loan advances with a prepayment premium of 3.0% of the outstanding principal if prepayment is made prior to October 26, 2019, 2.0% of the outstanding principal if prepayment is made after October 26, 2019 but before October 26, 2020, and 1.0% of the outstanding principal if prepayment is made after October 26, 2020 but before May 1, 2022. The repayment of term loan advances will be accelerated upon occurrence of an event of default. The Loan Agreement contains customary affirmative and negative covenants and events of default, including covenants and restrictions that among other things, restrict the ability of the Company to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.

As of December 31, 2021, the Term A Loan advances, net of debt discount and debt issuance costs, were $1.1 million and are included in current portion of long-term debt on the Company’s balance sheets.

As of December 31, 2021, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2022	$833
Total future maturities of debt	$833

In accordance with the terms of the Loan Agreement, on October 26, 2018, the Company issued warrants to purchase 10,232 shares of the Company’s common stock at an exercise price of $1.04 per share with a term of 10 years. The fair value of the warrants of less than $0.1 million (estimated using the Option Pricing Model, or OPM) was accounted as a debt discount and accreted over the term of the Term A Loan using the effective interest rate method. The warrants were accounted for and classified as equity at the fair value and were not subject to subsequent remeasurement to fair value.

There were no common stock warrants outstanding as of December 31, 2021 and 2020.

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

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million and $0.2 million as of December 31, 2021 and December 31, 2020, respectively, which was included in long-term debt and in the current portion of long-term debt on the Company’s balance sheets, respectively.
5.	Commitments and Contingencies

Operating Leases

On January 9, 2018, the Company entered into an office lease agreement for office space in South San Francisco, California. The lease term was through April 30, 2021 and was amended in March 2021 to extend it through October 31, 2021. In October 2021, the Company entered into second amendment of the office lease agreement which extended the lease term through October 31, 2022.

In July 2019, the Company entered into a lease agreement to lease another office space in North Carolina. Тhe lease term for this office space was three years and was schedule to expire in July 2022. The lease agreement was amended in February 2022 to extend the lease term through July 31, 2025.

Rent expense was $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, less than $0.1 million of deferred rent representing future minimum rental payments for leases with scheduled rent escalations was included in accrued and other current liabilities on the Company’s balance sheet.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$201
Total minimum lease payments	$201

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made, and these expenditures can be reasonably estimated. As of December 31, 2021 and 2020, the Company did not believe that any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6.       Preferred Stock

As of December 31, 2021 and 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.
7.	Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share.

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2021	2020
Exercise of outstanding options	3,202,588	3,162,459
Shares of common stock available for grant under the 2019 Plan	1,493,893	844,475
Shares of common stock available for ESPP	477,276	319,054
Total	5,173,757	4,325,988

8.	Stock-Based Compensation

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

In January 2022, the number of shares of common stock available for issuance under the 2019 Plan was increased by 1,261,822 shares as a result of the automatic increase provision in the 2019 Plan.

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,778,044	1,568,874	$3.55	8.85
Additional shares authorized	695,281
Options granted	(1,669,200)	1,669,200	$14.56	9.63
Options exercised	—	(35,265)	$2.34
Options cancelled	40,350	(40,350)	$8.83
Balance, December 31, 2020	844,475	3,162,459	$9.31	8.79
Additional shares authorized	697,479
Options granted	(129,000)	129,000	$4.85	9.65
Options exercised	—	(7,932)	$1.04
Options cancelled	80,939	(80,939)	$9.77
Balance, December 31, 2021	1,493,893	3,202,588	$9.14	7.73
Exercisable as of December 31, 2021		1,678,549	$8.27	7.04
Vested and expected to vest, December 31, 2021		3,202,588	$9.14	7.73

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2021 and December 31, 2020.

The aggregate intrinsic value of options vested and expected to vest as of December 31, 2021 and December 31, 2020 was $2.2 million and $1.9 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended on December 31, 2021 and 2020 was less than $0.1 million and $0.8 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and December 2020 was $3.66 and $9.62 per share, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation expense for stock options was $9.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of options vested for the years ended December 31, 2021 and December 31, 2020 was $5.3 and $4.0 million, respectively.

The Company accounts for forfeitures as they occur.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

The Company estimated the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options was valued using the following assumptions:

	December 31,
	2021	2020
Expected term (years)	5.8 - 6.1	5.5 - 6.1
Expected volatility	91.5%-98.6%	71.2% - 92.5%
Risk-free interest rate	0.6%-1.4%	0.3% - 1.7%
Dividend yield	0%	0%

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

The first offering period was for 6.5 months beginning from May 1, 2020 until November 15, 2020. The Company issued 14,766 shares under the ESPP for the year ended December 31, 2020. The second offering period was for 5.5 months beginning from July 1, 2021 until December 15, 2021. The Company issued 16,147 shares under the ESPP for the year ended December 31, 2021. Shares authorized for future purchase under the ESPP were 477,276 at December 31, 2021. In January 2022, the number of shares of common stock available for issuance under the ESPP was increased by 315,455 shares as a result of the automatic increase provision in the ESPP. The offering period and purchase period is determined by the board of directors. The Company entered into an additional offering period beginning December 16, 2021 and ending June 15, 2022.

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes option pricing model.

	December 31,
	2021	2020
Expected term (years)	0.5	0.5
Expected volatility	58.8%	111.0%
Risk-free interest rate	0.50%	0.1%
Dividend yield	0%	0%

As of December 31, 2021, the Company had unrecognized employee stock-based compensation relating to ESPP awards of less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,777	$1,290
General and administrative	3,587	2,728
Total	$5,364	$4,018

The above stock-based compensation expense related to the following equity-based awards:

	Year Ended December 31,
	2021	2020
Stock options	$5,338	$3,989
ESPP	26	29
Total	$5,364	$4,018

9.Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(51,172)	$(47,563)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,174,386	17,405,688
Net loss per share attributable to common stockholders, basic and diluted	$(1.75)	$(2.73)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	3,202,588	3,162,459
Shares committed under ESPP	33,203	—
Total	3,235,791	3,162,459

10.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2021 and 2020. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The differences between the statutory tax expense (benefit) rate and the effective tax expense (benefit) rate, were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Tax at federal statutory income tax rate	$(10,746)	$(9,988)
Change in valuation allowance	12,877	9,950
Permanent differences	141	(20)
Prior year true ups	—	341
Research and development credits	(2,374)	(154)
State income taxes	(346)	(128)
Other	448	—
Tax at effective income tax rate	$—	$1

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$27,511	$17,915
Research and development credit carryforwards	3,514	847
Stock-based compensation	1,189	697
Accruals and other	432	286
Gross deferred tax assets	32,646	19,745
Less: Valuation allowance	(32,318)	(19,441)
Deferred tax assets, net of valuation allowance	328	304
Deferred tax liabilities:
Property and equipment	(328)	(304)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had federal and state net operating loss carryforwards (“NOLs”) of $130.4 million and $2.9 million, respectively. The federal NOLs consist of: (1) $4.7 million generated before January 1, 2018, which will begin to expire in 2036 but are able to offset 100% of taxable income; and (2) $125.7 million generated after December 31, 2017 that will carryforward indefinitely, but are subject to an 80% taxable income limitation. The state NOLs will begin to expire in 2036 if unused.

The Company also has California state research and development (“R&D”) credit carryforwards of $0.8 million, which do not expire and Federal R&D credit carryforwards of $3.3 million which will begin to expire in 2037.

The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.

As part of the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), certain eligible companies have the ability to convert a portion of their R&D tax credits to offset payroll tax liabilities. As of December 31, 2021, the Company had converted $1.2 million of its federal R&D credits to be utilized as an offset against future payroll taxes.

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

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2021 was $0.4 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance as of January 1, 2020	$238
Increase related to current year tax positions	80
Decrease related to prior year tax positions	(162)
Balance as of December 31, 2020	$156
Increase related to current year tax positions	213
Increase related to prior year tax positions	38
Balance as of December 31, 2021	$407

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2021, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months following the date of the filing of this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2016 due to net operating losses that are being carried forward for tax purposes.

11.	Related Party Transactions

The Company incurred expenses in connection with preclinical study services performed by SNBL of $0 and less than $0.1 million in the years ended December 31, 2021 and 2020, respectively, which are included in research and development expenses on the statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company did not have any amounts due to SNBL.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2021, based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, San Diego, California, Auditor Firm ID: 185.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Company Name

Date: March 15, 2022	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2022	By:	/s/ Tom O’Neil
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kollins	President and Chief Executive Officer	March 15, 2022
John Kollins	(Principal Executive Officer)

/s/ Tom O’Neil	Chief Financial Officer	March 15, 2022
Tom O’Neil	(Principal Financial and Accounting Officer)

/s/ Elisabeth Sandoval	Director	March 15, 2022
Elisabeth Sandoval

/s/ Heath Lukatch	Director	March 15, 2022
Heath Lukatch

/s/ Ken Takanashi	Director	March 15, 2022
Ken Takanashi

/s/ Michael Riebe	Director	March 15, 2022
Michael Riebe

/s/ Mutya Harsch	Director	March 15, 2022
Mutya Harsch

/s/ Rajeev Shah	Director	March 15, 2022
Rajeev Shah

/s/ Thomas B. King	Director	March 15, 2022
Thomas B. King

/s/ Tom Soloway	Director	March 15, 2022
Tom Soloway