Form 10-Q
period 2022-03-31
Satsuma Pharmaceuticals, Inc.
filed 2022-05-10
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 31,545,564 shares of common stock, $0.0001 par value per share, outstanding.

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

i

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

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

•	If we encounter difficulties with subject enrollment or completion in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•	The ongoing COVID-19 pandemic and outbreak in the United States may adversely affect our business.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$21,359	$15,835
Short-term marketable securities	57,153	77,315
Prepaid expenses and other current assets	5,571	6,698
Total current assets	84,083	99,848
Property and equipment, net	6,739	6,792
Operating lease right-of-use asset	244	—
Long-term marketable securities	2,085	2,620
Other non-current assets	521	572
Total assets	$93,672	$109,832
Liabilities
Accounts payable	$1,799	$1,469
Accrued and other current liabilities	4,067	5,943
Operating lease liability	136	—
Current portion of long-term debt	583	1,080
Total current liabilities	6,585	8,492
Operating lease liability, net of current portion	104	—
Total liabilities	6,689	8,492
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 31,545,564 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3	3
Additional paid-in-capital	244,354	243,115
Accumulated other comprehensive loss	(121)	(42)
Accumulated deficit	(157,253)	(141,736)
Total stockholders’ equity	86,983	101,340
Total liabilities and stockholders’ equity	$93,672	$109,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$11,556	$7,156
General and administrative	3,990	3,294
Total operating expenses	$15,546	$10,450
Loss from operations	(15,546)	(10,450)
Interest income	40	50
Interest expense	(11)	(57)
Net loss	$(15,517)	$(10,457)
Unrealized loss on marketable securities	(79)	(26)
Comprehensive loss	$(15,596)	$(10,483)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.48)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,545,564	21,975,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2022	31,545,564	$3	$243,115	$(42)	$(141,736)	$101,340
Stock-based compensation	—	—	1,239	—	—	1,239
Net loss	—	—	—	—	(15,517)	(15,517)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balances at March 31, 2022	31,545,564	$3	$244,354	$(121)	$(157,253)	$86,983

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2021	17,436,978	$2	$162,469	$29	$(90,564)	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	1,469	—	—	1,469
Net loss	—	—	—	—	(10,457)	(10,457)
Other comprehensive loss	—	—	—	(26)	—	(26)
Balances at March 31, 2021	31,529,417	$3	$239,160	$3	$(101,021)	$138,145

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(15,517)	$(10,457)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	92	80
Amortization of operating lease right-of-use asset	37	—
Non-cash interest expense, and amortization of debt discount and issuance costs	3	17
Amortization of premiums / (accretion of discounts), net on marketable securities	253	53
Stock-based compensation	1,239	1,469
Changes in assets and liabilities
Prepaid expenses and other assets	1,178	2,394
Accounts payable	339	(1,578)
Accrued and other current liabilities	(1,900)	(461)
Operating lease liabilities, net	(41)	—
Other non-current liabilities	—	(2)
Net cash used in operating activities	(14,317)	(8,485)
Cash flows from investing activities
Purchases of marketable securities	(1,989)	(7,869)
Proceeds from maturities of marketable securities	22,354	8,800
Purchases of property and equipment	(24)	(1,275)
Net cash provided by (used in) investing activities	20,341	(344)
Cash flows from financing activities
Repayment of debt	(500)	(500)
Proceeds from private placement financing, net of issuance costs	—	75,215
Proceeds from exercise of common stock options	—	8
Net cash (used in) provided by financing activities	(500)	74,723
Net increase in cash and cash equivalents	5,524	65,894
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	15,835	36,326
Cash and cash equivalents, at end of period	$21,359	$102,220
Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$43
Supplemental non-cash investing and financing activities:
Operating lease right-of-use asset recorded on the adoption of ASC 842	$80	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$201	$—
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$39	$63

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $157.3 million as of March 31, 2022. The Company has historically financed its operations primarily through its initial public offering (“IPO”), and private placements of its equity securities and borrowings under its long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $80.6 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three months ended March 31, 2022.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as defined by the Financial Accounting Standards Board, or the FASB.

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2022, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on March 15, 2022.

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

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (“ASC”) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC 842): Targeted Improvements,” which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard.

The reported results for the three months ended March 31, 2022 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs incurred. The Company also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of operating leases on the condensed balance sheets and providing additional disclosures about the Company’s leasing activities.

The Company adopted ASC 842 effective January 1, 2022 using a modified retrospective method and did not restate comparative periods. The Company recognized ROU assets of $0.1 million and lease liabilities of $0.1 million for its operating leases as of January 1, 2022. The adoption of these ASUs did not have any impact on the condensed statements of operations and comprehensive loss and condensed statements of cash flows. See Note 8 for more information related to the Company’s lease obligations.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

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

As of March 31, 2022, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$6,610	$—	$—	$6,610
Foreign government agency bonds (1)	—	6,507	—	6,507
Corporate bonds	—	31,034	—	31,034
Asset backed securities	—	15,087	—	15,087
Marketable securities	6,610	52,628	—	59,238
Money market funds (2)	21,334	—	—	21,334
Total fair value of assets	$27,944	$52,628	$—	$80,572

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$6,640	$—	$(30)	$6,610
Foreign government agency bonds (1)	6,513	—	(6)	6,507
Corporate bonds	31,085	—	(51)	31,034
Asset backed securities	15,121	—	(34)	15,087
Marketable securities	59,359	—	(121)	59,238
Money market funds (2)	21,334	—	—	21,334
Total fair value of assets	$80,693	$—	$(121)	$80,572

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$4,667	$—	$—	$4,667
Foreign government agency bonds (1)	—	6,526	—	6,526
Corporate bonds	—	49,989	—	49,989
Asset backed securities	—	18,753	—	18,753
Marketable securities	4,667	75,268	—	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$20,476	$75,268	$—	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$4,670	$—	$(3)	$4,667
Foreign government agency bonds (1)	6,530	—	(4)	6,526
Corporate bonds	50,008	—	(19)	49,989
Asset backed securities	18,769	—	(16)	18,753
Marketable securities	79,977	—	(42)	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$95,786	$—	$(42)	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the fair value of the Term Loan (as defined in Note 4 below) approximates the carrying amount of the loan as the Term Loan bears floating interest rate that approximates the market rate.

3.	Balance Sheet Components

Property and Equipment, Net

Depreciation is computed using the straight-line method. Depreciation expense was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Accumulated depreciation as of March 31, 2022 and December 31, 2021 was $0.7 million and $0.6 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued salaries and benefits	$919	$2,117
Accrued research and development expenses	2,728	3,396
Accrued professional services	364	361
Other	56	69
Total	$4,067	$5,943

4.	Long-Term Debt

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

As of March 31, 2021, the future contractual maturities of debt by fiscal year are as follows (in thousands):

2022 (remaining nine months)	$333
Total future maturities of debt	$333

As of March 31, 2022, the term loan advances, net of debt discount and debt issuance costs, were $0.6 million and are included in current portion of long-term debt on the Company’s condensed balance sheet.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million as of March 31, 2022 and $0.2 million as of December 31, 2021 and were included in the current portion of long-term debt on the Company’s condensed balance sheets, respectively.

5.Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2022 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2022	1,493,893	3,202,588	$9.14	7.73
Additional shares authorized	1,261,822
Options granted	(63,000)	63,000	$4.36	9.88
Options cancelled	50,685	(50,685)	$9.28
Balance, March 31, 2022	2,743,400	3,214,903	$9.04	7.65
Exercisable as of March 31, 2022		1,784,053	$8.46	7.09
Vested and expected to vest, March 31, 2022		3,214,903	$9.04	7.65

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $3.42 and $4.16 per share, respectively.

As of March 31, 2022, the total unrecognized stock-based compensation expense for stock options was $8.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The total fair value of options vested for the three months ended March 31, 2022 and 2021 was $1.2 million and $2.9 million, respectively.

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the day of effectiveness of the Company’s registration statement on Form S-1 filed in connection with its IPO. As of March 31, 2022, 792,731 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors (the “Board”). The Board authorized a new offering period of six months beginning December 16, 2021 through June 15, 2022.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months March 31,
	2022	2021
Research and development	$436	$444
General and administrative	803	1,025
	$1,239	$1,469

6.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(15,517)	$(10,457)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,545,564	21,975,407
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.48)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	March 31,
	2022	2021
Options to purchase common stock	3,214,903	3,157,527
Shares committed under ESPP	28,746	—
Total	3,243,649	3,157,527

7.	Related Party Transactions

Two existing stockholders of the Company that are affiliated with directors of the Company purchased a total of 2,464,788 shares of the Company’s common stock, with an aggregate purchase price of $14.0 million, in the Private Placement.

8.	Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2021 was $0.1 million.

Operating lease cost consists of the following (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$39
Short-term lease cost	33
Total lease cost	$72

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$201
Total minimum lease payments	$201

The maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

March 31, 2022
2022 (remaining nine months)	$106
2023	141
Total undiscounted lease payments	247
Less: imputed interest	7
Total operating lease liability	240
Less: current portion	136
Operating lease liability, net of current portion	$104

As of March 31, 2022, the remaining term for the operating lease in North Carolina was 1.3 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 4.9%. During the three months ended March 31, 2022, cash paid for amounts included in operating lease liabilities of less than $0.1 million was included in cash flows from operating activities on the condensed statements of cash flows.
9.	Income Taxes

For the three months ended March 31, 2022 and 2021, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.
10.	Subsequent Events

For the purposes of the unaudited interim condensed financial statements as of March 31, 2022 and for the three months ended, the Company has evaluated the subsequent events through May 10, 2022, the date the unaudited interim condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on March 15, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

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

Our net losses were $15.5 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $157.3 million.

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

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of March 31, 2022, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $80.6 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations into the second half of 2023.

COVID-19

COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. To date, we have initiated and enrolled subjects in our planned STS101 clinical trials in accordance with our previously communicated timeline objectives. We will continue to follow the U.S. Food and Drug Administration (“FDA”) guidance on clinical trial conduct during the COVID-19 pandemic, including with respect to remote monitoring of clinical data. To date, subjects in our clinical trials have generally been able to complete their scheduled visits or treatments and we have been able to collect the essential data from those visits or treatments, as well as from the internet-connected electronic diary devices, as applicable, subjects in our trials may use to record efficacy and other key data.

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

Business Continuity

•

In August 2020, we initiated subject enrollment in our ASCEND safety trial of STS101. While we expect our ASCEND safety trial to benefit from some of the similar design features that enabled our EMERGE efficacy trial to be completed on schedule, there can be no assurance that clinical site initiation and enrollment will not be delayed or otherwise negatively affected. Similarly, there can be no assurance that our SUMMIT efficacy trial of STS101, which we initiated in June 2021, will not be delayed or otherwise negatively affected as a result of the ongoing pandemic.

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

As we continue the development of STS101, our research and development expenses will increase substantially over recent periods, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. Predicting the timing or the cost to complete our clinical trials or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, if we experience significant delays in enrollment in any of our clinical trials or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with certainty when or if STS101 will receive regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	Change %
Operating expenses:
Research and development	$11,556	$7,156	$4,400	61%
General and administrative	3,990	3,294	696	21%
Loss from operations	(15,546)	(10,450)	(5,096)	49%
Interest income	40	50	(10)	(20)%
Interest expense	(11)	(57)	46	(81)%
Net loss	$(15,517)	$(10,457)	$(5,060)	48%

Research and Development Expenses

Research and development expenses increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to an increase of $4.8 million in clinical trial costs, which was the net of increase of $5.0 million for the SUMMIT efficacy trial, $0.3 million for the ASCEND safety trial, and $0.2 million for NDA preparation work offset by a decrease of $0.7 million for the STS101 Phase 1 trials, as well as increases of $0.4 million in payroll and personnel expenses, and $0.2 million in other expenses, partly offset by a decrease of $1.0 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to an increase of $0.9 million due to increased pre-commercialization activity, and an increase of $0.1 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, partly offset by a decrease of $0.3 million in professional services for consulting, accounting, tax and other administrative fees.

Interest Income

Interest income decreased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to a decrease in our average balances of our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily attributable to decrease of outstanding debt balances.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $15.5 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and into the second half of 2023.

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

•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of STS101;
•	the cost of building a commercial organization, including a sales force, in anticipation of commercialization of STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the number and scope of clinical programs we decide to pursue;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and

•	the timing, receipt and amount of sales of STS101, if approved.

We are subject to the risks typically related to the development of new drug product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Despite our implementation of a new development plan for STS101, such plan may change, which could significantly change the costs and timing associated with its development of STS101 and our operations. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. For example, the Loan Agreement contains many of these restrictions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate our development program and clinical trials. We may also be required to sell or license to others rights to STS101 in certain territories or indications that we would prefer to develop and commercialize ourselves. Adequate additional funding may not be available to us on acceptable terms or at all. See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,317)	$(8,485)
Investing activities	20,341	(344)
Financing activities	(500)	74,723
Net increase in cash and cash equivalents	$5,524	$65,894

Cash Flows Used in Operating Activities

Net cash used in operating activities was $14.3 million for the three months ended March 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $15.5 million, adjusted for a decrease in accrued and other liabilities by $1.9 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $1.2 million, an increase in accounts payable of $0.3 million, stock-based compensation expense of $1.2 million, and net amortization of premiums and discounts on marketable securities of $0.3 million. The decrease in accrued and other liabilities and prepaid expenses and other assets and increase in accounts payable were primarily the result of the timing of payments to our vendors.

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

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $20.3 million for the three months ended March 31, 2022, which consisted of proceeds from maturities of marketable securities of $22.4 million, which amounts were partially offset by purchases of marketable securities of $2.0 million.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2021, which consisted of purchases of marketable securities of $7.9 million and purchases of property and equipment of $1.3 million, which amounts were partially offset by proceeds from maturities of marketable securities of $8.8 million.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2022, which primarily related to repayment of debt of $0.5 million.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021. See Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for related discussions on updates on recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $80.6 million, consisting of interest-bearing money market funds, investments in corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2020, we announced topline data from the EMERGE Phase 3 efficacy trial, which randomized 1,201 migraine subjects to one of two STS101 dose strengths or placebo. Although STS101 3.9 mg and 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at two hours post-administration, these differences did not achieve statistical significance for either dosage strength. In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our detailed analyses of results and data from our EMERGE efficacy trial. Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, the ongoing ASCEND Phase 3 long-term safety trial, and the ongoing pivotal SUMMIT Phase 3 efficacy trial that we initiated in June 2021 and for which we expect topline results in the fourth quarter of 2022.

We have limited experience as a company conducting Phase 3 clinical trials, submitting applications for regulatory approvals, such as an NDA, or commercializing any products.

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2022 and 2021 were approximately $15.5 million and $10.5 million, respectively. As of March 31, 2022, we had an accumulated deficit of $157.3 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

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

As of March 31, 2021, we had resources consisting of cash, cash equivalents and marketable securities of $80.6 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our ongoing SUMMIT Phase 3 efficacy and ASCEND Phase 3 long-term safety trials, and including in connection with any clinical program we may pursue in foreign jurisdictions;

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

As we continue development of STS101, our research and development expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. We may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate in ongoing or future trials that STS101 is safe and effective, and we may therefore fail to commercialize STS101. The challenge of establishing STS101 as being safe and effective may be even more difficult given the failure of STS101 to demonstrate statistically significant effects as compared to placebo on the co-primary endpoints of our EMERGE trial. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

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

•

our ability to successfully develop a commercial strategy and thereafter commercialize STS101 in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with a partner or partners;

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

In addition, we may not be able to obtain regulatory approval for and successfully commercialize STS101 without conducting further clinical trials in addition to those trials that are ongoing or planned, and there can be no assurance that the results of any ongoing, planned or additional clinical trials will be sufficient to obtain regulatory approval or support successful commercialization. For example, in August 2021, we announced that we plan to enroll approximately 180 additional subjects in the ASCEND trial to ensure adequate exposures and safety are established with STS101 incorporating the second-generation delivery device. While adding these subjects is not expected to affect the overall STS101 development timeline, the FDA may require additional subjects or additional studies to evaluate STS101 incorporating the second-generation delivery device.

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
•	obtaining institutional review board, or IRB, approval at each trial site;
•	recruiting an adequate number of suitable subjects to participate in a trial;
•	having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing subject safety concerns that arise during the course of a trial;
•	adding a sufficient number of clinical trial sites; or
•	obtaining sufficient quantities of STS101 for use in clinical trials from third-party suppliers on a timely basis.

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

If we encounter difficulties with subject enrollment or completion in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. We may experience difficulties in subject enrollment in our clinical trials for a variety of reasons, including as a result of the availability of approved preventive and acute treatments for migraine. The enrollment of subjects depends on many additional factors, including:

•	the subject eligibility criteria defined in the protocol;
•	the general willingness of subjects to enroll in the trial;
•	the sample size of the subjects required for analysis of the trial’s primary endpoints;
•	the proximity of subjects to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating;

•	the clinical site’s ability to obtain and maintain subject consents;

•	subjects may elect not to participate in future trials of STS101 given STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints in the EMERGE trial; and
•	clinical trial participants may not comply with study protocol procedures and instructions.

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

Delays in subject enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect subject enrollment and completion in our ongoing and planned clinical trials to an extent that we have not anticipated. Although subjects in our EMERGE trial were generally able to complete their scheduled visits and we were able to collect the essential data from those visits, there can be no assurances that our experience with our ASCEND safety trial, our SUMMIT efficacy trial, or any planned or future clinical trials will be the same or similar or that the COVID-19 pandemic will not have a significant impact on our ability to complete our ASCEND and SUMMIT clinical trials and enroll subjects in any planned or future clinical trials.

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

Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect subject recruitment or the ability or willingness of enrolled subjects to complete any of our clinical trials, and/or result in potential product liability claims.  In addition, if undesirable side effects caused by other available DHE products or DHE products in development, the development and successful commercialization of STS101, if approved, could be negatively affected. The active pharmaceutical ingredient in STS101 (DHE) is contraindicated for patients with certain pre-existing conditions and the labels of approved DHE products warn against use by patients with cardiovascular risk factors. These contraindications and warnings could limit the use of STS101 following marketing approval, if approved, or cause undesirable side effects in individuals who use STS101 despite these warnings.  For example, we received a single report of a treatment-related serious adverse event in an ASCEND trial participant.  This adverse event was consistent with a side effect described in prescribing information for DHE and other vasoconstrictive agents, such as triptans. The adverse event occurred following the subject’s sixth use of study medication, and no further occurrences were reported with six subsequent uses of study medication by the subject. Investigation determined the subject’s medical history, which the subject did not disclose to the trial site, included DHE contraindications and fulfilled key trial exclusion criteria that are disqualifying for trial participation. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. Unless we can successfully demonstrate by conducting drug-drug interaction studies and potentially additional studies that the coadministration of DHE and certain other drugs does not result in drug-drug interactions, the FDA is likely to require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential. Treatment-related side effects in our clinical trials or in the use of approved DHE products could also affect subject recruitment or the ability of enrolled subjects to complete any of our clinical trials or result in potential product liability claims.

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

Our finished drug product and nasal delivery device will be regulated as a drug-device combination product. There may be additional regulatory risks for drug-device combination products, and neither the drug formulation nor nasal delivery device incorporated in STS101 is utilized in any drug-device combination product that has undergone regulatory review for marketing approval. We may experience delays in obtaining regulatory approval of STS101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The delivery system device will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. We implemented several minor modifications to the second-generation STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to obtain or maintain regulatory approval could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in STS101 reaching the market.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Biohaven, Lundbeck, Amgen, and a number of smaller companies, including Impel Pharmaceuticals, Axsome Therapeutics, Amneal Pharmaceuticals, and Zosano Pharma. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and ease of administration. One or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

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

With respect to DHE products, we will compete with Bausch Health’s Migranal and several generic versions thereof, which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, in September 2021 Impel Pharmaceuticals received FDA approval for and subsequently commercially introduced a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. There can be no assurance that STS101, if approved, will be able to successfully compete against such products.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than we do. If we successfully obtain approval for STS101, we will face competition based on many different factors, including the safety and effectiveness of STS101, the ease with which STS101 can be administered and the extent to which patients accept the nasal route of administration, the timing and scope of regulatory approvals for STS101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than STS101. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing STS101. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. For additional information regarding our competition, see “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we had 24 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, STS101 may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about trial participants and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or any service providers’, contractors’ or future collaborators’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

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

If we fail to comply with SB 826, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see “Description of Capital Stock” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Company Name

Date: May 10, 2022	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)