Form 10-Q
period 2022-06-30
Satsuma Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 001-39041

Satsuma Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3039831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Oyster Point Boulevard, Suite 221 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 410-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	STSA	Nasdaq Global Market

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

As of August 4, 2022, the registrant had 31,587,493 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$23,763	$15,835
Short-term marketable securities	44,300	77,315
Prepaid expenses and other current assets	4,411	6,698
Total current assets	72,474	99,848
Property and equipment, net	6,913	6,792
Operating lease right-of-use asset	199	—
Long-term marketable securities	—	2,620
Other non-current assets	565	572
Total assets	$80,151	$109,832
Liabilities
Accounts payable	$1,627	$1,469
Accrued and other current liabilities	6,130	5,943
Operating lease liability	135	—
Current portion of long-term debt	—	1,080
Total current liabilities	7,892	8,492
Operating lease liability, net of current portion	70	—
Total liabilities	7,962	8,492
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 31,587,493 shares and 31,545,564 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	245,814	243,115
Accumulated other comprehensive loss	(107)	(42)
Accumulated deficit	(173,521)	(141,736)
Total stockholders’ equity	72,189	101,340
Total liabilities and stockholders’ equity	$80,151	$109,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$12,496	$8,443	$24,052	$15,599
General and administrative	3,904	3,383	7,894	6,677
Total operating expenses	$16,400	$11,826	$31,946	$22,276
Loss from operations	(16,400)	(11,826)	(31,946)	(22,276)
Interest income	134	41	174	91
Interest expense	(2)	(47)	(13)	(104)
Net loss	$(16,268)	$(11,832)	$(31,785)	$(22,289)
Unrealized gain (loss) on marketable securities	14	(8)	(65)	(34)
Comprehensive loss	$(16,254)	$(11,840)	$(31,850)	$(22,323)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.38)	$(1.01)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,552,936	31,529,417	31,549,270	26,778,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2022	31,545,564	$3	$243,115	$(42)	$(141,736)	$101,340
Stock-based compensation	—	—	1,239	—	—	1,239
Net loss	—	—	—	—	(15,517)	(15,517)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balances at March 31, 2022	31,545,564	3	244,354	(121)	(157,253)	86,983
Stock-based compensation	—	—	1,355	—	—	1,355
Issuance of common stock under employee share purchase plan	41,929	—	105	—	—	105
Net loss	—	—	—	—	(16,268)	(16,268)
Other comprehensive income	—	—	—	14	—	14
Balances at June 30, 2022	31,587,493	$3	$245,814	$(107)	$(173,521)	$72,189

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2021	17,436,978	$2	$162,469	$29	$(90,564)	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	1,469	—	—	1,469
Net loss	—	—	—	—	(10,457)	(10,457)
Other comprehensive loss	—	—	—	(26)	—	(26)
Balances at March 31, 2021	31,529,417	3	239,160	3	(101,021)	138,145
Stock-based compensation	—	—	1,434	—	—	1,434
Net loss	—	—	—	—	(11,832)	(11,832)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2021	31,529,417	$3	$240,594	$(5)	$(112,853)	$127,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(31,785)	$(22,289)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	190	185
Amortization of operating lease right-of-use asset	82	—
Non-cash interest expense, and amortization of debt discount and issuance costs	3	30
Amortization of premiums / (accretion of discounts), net on marketable securities	326	169
Stock-based compensation	2,594	2,903
Changes in assets and liabilities
Prepaid expenses and other assets	2,294	(701)
Accounts payable	182	394
Accrued and other current liabilities	187	(269)
Operating lease liabilities, net	(76)	—
Other non-current liabilities	—	(4)
Net cash used in operating activities	(26,003)	(19,582)
Cash flows from investing activities
Purchases of marketable securities	(23,763)	(53,895)
Proceeds from maturities of marketable securities	59,007	18,300
Purchases of property and equipment	(335)	(1,510)
Net cash provided by (used in) investing activities	34,909	(37,105)
Cash flows from financing activities
Repayment of debt	(1,083)	(1,000)
Proceeds from private placement financing, net of issuance costs	—	75,215
Proceeds from issuance of common stock under employee plans	105	8
Net cash (used in) provided by financing activities	(978)	74,223
Net increase in cash and cash equivalents	7,928	17,536
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	15,835	36,326
Cash and cash equivalents, at end of period	$23,763	$53,862
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$5
Cash paid for interest	$14	$79
Supplemental non-cash investing and financing activities:
Operating lease right-of-use asset recorded on the adoption of ASC 842	$80	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$201	$—
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$—	$56

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $173.5 million as of June 30, 2022. The Company has historically financed its operations primarily through its initial public offering (“IPO”), and private placements of its equity securities and borrowings under its long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $68.1 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three and six months ended June 30, 2022.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as defined by the Financial Accounting Standards Board, or the FASB.

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of June 30, 2022, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

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

The reported results for the three and six months ended June 30, 2022 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs incurred. The Company also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of operating leases on the condensed balance sheets and providing additional disclosures about the Company’s leasing activities.

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

As of June 30, 2022, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$13,531	$—	$—	$13,531
Foreign government agency bonds (1)	—	2,500	—	2,500
Corporate bonds	—	23,857	—	23,857
Asset backed securities	—	4,412	—	4,412
Marketable securities	13,531	30,769	—	44,300
Money market funds (2)	23,739	—	—	23,739
Total fair value of assets	$37,270	$30,769	$—	$68,039

(1)	Consists of short-term agency bonds of International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$13,591	$—	$(60)	$13,531
Foreign government agency bonds (1)	2,500	—	—	2,500
Corporate bonds	23,885	—	(28)	23,857
Asset backed securities	4,431	—	(19)	4,412
Marketable securities	44,407	—	(107)	44,300
Money market funds (2)	23,739	—	—	23,739
Total fair value of assets	$68,146	$—	$(107)	$68,039

(1)	Consists of short-term agency bonds of International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$4,667	$—	$—	$4,667
Foreign government agency bonds (1)	—	6,526	—	6,526
Corporate bonds	—	49,989	—	49,989
Asset backed securities	—	18,753	—	18,753
Marketable securities	4,667	75,268	—	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$20,476	$75,268	$—	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$4,670	$—	$(3)	$4,667
Foreign government agency bonds (1)	6,530	—	(4)	6,526
Corporate bonds	50,008	—	(19)	49,989
Asset backed securities	18,769	—	(16)	18,753
Marketable securities	79,977	—	(42)	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$95,786	$—	$(42)	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of June 30, 2022 and December 31, 2021.

3.	Balance Sheet Components

Property and Equipment, Net

Depreciation is computed using the straight-line method. Depreciation expense was $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Accumulated depreciation as of June 30, 2022 and December 31, 2021 was $0.8 million and $0.6 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued salaries and benefits	$1,412	$2,117
Accrued research and development expenses	4,561	3,396
Accrued professional services	122	361
Other	35	69
Total	$6,130	$5,943

4.	Long-Term Debt

On October 26, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for loan advances of up to $10.0 million. The first advance (the “Term A Loan”) of $5.0 million was available for draw down by the Company as of the effective date of the Loan Agreement. The remaining $5.0 million under the facility was never drawn down and is no longer available for draw. Interest on the loan advances were payable monthly at a floating per annum rate equal to the greater of 1.5% above the prime rate or 6.5%. Upon the occurrence of an event of default, interest would increase to 5.0% above the rate that is otherwise applicable. The maturity date of the loan advances was May 1, 2022. The effective interest rate of the Term Loan approximated its stated interest rates.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million as of December 31, 2021 and were included in the current portion of long-term debt on the Company’s condensed balance sheets.

On May 3, 2022, the Company repaid its entire obligation under the Loan Agreement amounting to $0.4 million, including outstanding loan amount of $0.2 million and final payment of $0.2 million.

5.Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2022 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2022	1,493,893	3,202,588	$9.14	7.73
Additional shares authorized	1,261,822
Options granted	(2,139,500)	2,139,500	$3.51	9.90
Options cancelled	57,436	(57,436)	$9.64
Balance, June 30, 2022	673,651	5,284,652	$6.85	8.38
Exercisable as of June 30, 2022		2,083,981	$8.37	6.99
Vested and expected to vest, June 30, 2022		5,284,652	$6.85	8.38

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $2.76 and $3.85 per share, respectively.

As of June 30, 2022, the total unrecognized stock-based compensation expense for stock options was $12.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The total fair value of options vested for the six months ended June 30, 2022 and 2021 was $2.8 million and $4.9 million, respectively.

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the day of effectiveness of the Company’s registration statement on Form S-1 filed in connection with its IPO. As of June 30, 2022, 750,802 shares under the ESPP remain available for purchase. On June 15, 2022, the Company issued 41,929 shares under the ESPP. The offering period and purchase period is determined by the board of directors (the “Board”). The Board authorized a new offering period of six months beginning June 16, 2022 through December 15, 2022.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$467	$452	$903	$896
General and administrative	888	982	1,691	2,007
	$1,355	$1,434	$2,594	$2,903

6.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(16,268)	$(11,832)	$(31,785)	$(22,289)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,552,936	31,529,417	31,549,270	26,778,804
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.38)	$(1.01)	$(0.83)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	June 30,
	2022	2021
Options to purchase common stock	5,284,652	3,190,527
Shares committed under ESPP	57,199	—
Total	5,341,851	3,190,527

7.	Related Party Transactions

Two existing stockholders of the Company that are affiliated with directors of the Company purchased a total of 2,464,788 shares of the Company’s common stock, with an aggregate purchase price of $14.0 million, in the Private Placement.

8.	Commitments and Contingencies

Operating Leases

Rent expense for the three and six months ended June 30, 2021 was $0.1 million and 0.1 million, respectively.

Operating lease cost consists of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$48	$87
Short-term lease cost	34	67
Total lease cost	$82	$154

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$201
Total minimum lease payments	$201

The maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

June 30, 2022
2022 (remaining six months)	$71
2023	141
Total undiscounted lease payments	212
Less: imputed interest	7
Total operating lease liability	205
Less: current portion	135
Operating lease liability, net of current portion	$70

As of June 30, 2022, the remaining term for the operating lease in North Carolina was 1.1 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 4.9%. During the six months ended June 30, 2022, cash paid for amounts included in operating lease liabilities of $0.1 million was included in cash flows from operating activities on the condensed statements of cash flows.
9.	Income Taxes

For the six months ended June 30, 2022 and 2021, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.
10.	Subsequent Events

For the purposes of the unaudited interim condensed financial statements as of June 30, 2022 and for the three and six months ended, the Company has evaluated the subsequent events through August 9, 2022, the date the unaudited interim condensed financial statements were issued.

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

Our net losses were $31.8 million and $22.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $173.5 million.

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

In October 2020, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market equity offering program under which SVB will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended. SVB is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the Sales Agreement. As of June 30, 2022, we had not received any proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $68.1 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the date of the issuance of these condensed financial statements.

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

Business Continuity

•

In early 2022, we completed subject enrollment in our ASCEND long-term, open-label safety trial of STS101. Although subjects enrolled in the ASCEND trial have fulfilled target exposure requirements communicated to us by the FDA (at least 150 subjects completing six months of treatment with STS101 incorporating the second-generation delivery device) that are necessary for NDA filing, a number of subjects continue to participate in the trial and  there can be no assurance that the trial will not be delayed or otherwise negatively affected as a result of the ongoing pandemic. Similarly, there can be no assurance that our SUMMIT efficacy trial of STS101, for which we completed subject enrollment in July 2022, will not be delayed or otherwise negatively affected as a result of the ongoing pandemic.

•

We are working closely with our supply chain partners globally to maintain levels of investigational product necessary to conduct existing and planned clinical trials, as suppliers support the health and safety of their employees.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change	Change %
Operating expenses:
Research and development	$12,496	$8,443	$4,053	48%
General and administrative	3,904	3,383	521	15%
Loss from operations	(16,400)	(11,826)	(4,574)	39%
Interest income	134	41	93	227%
Interest expense	(2)	(47)	45	(96)%
Net loss	$(16,268)	$(11,832)	$(4,436)	37%

Research and Development Expenses

Research and development expenses increased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to an increase of $3.8 million in clinical trial costs, which was the net of increase of $4.7 million for the SUMMIT efficacy trial, $0.4 million for the ASCEND safety trial, and $0.2 million in EMERGE efficacy trial costs offset by a decrease of $1.6 million for the STS101 Phase 1 trials, as well as increases of $0.5 million in payroll and personnel expenses, partly offset by a decrease of $0.3 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to an increase of $0.7 million due to increased pre-commercialization activity, and an increase of $0.2 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, partly offset by a decrease of $0.2 in professional services for consulting, accounting, tax and other administrative fees, and a decrease of $0.1 million in allocated facilities related expenses.

Interest Income

Interest income increased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily as a result of the lower interest yields in the three months ended June 30, 2021, partly offset by a decrease in average balances of our cash, cash equivalents and marketable securities in the three months ended June 30, 2022.

Interest Expense

Interest expense decreased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily attributable to decrease of outstanding debt balances, which was fully repaid in May 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change	Change %
Operating expenses:
Research and development	$24,052	$15,599	$8,453	54%
General and administrative	7,894	6,677	1,217	18%
Loss from operations	(31,946)	(22,276)	(9,670)	43%
Interest income	174	91	83	91%
Interest expense	(13)	(104)	91	(88)%
Net loss	$(31,785)	$(22,289)	$(9,496)	43%

Research and Development Expenses

Research and development expenses increased from the six months ended June 30, 2021 to the six months ended June, 2022 primarily due to an increase of $8.7 million in clinical trial costs, which was the net of increase of $9.8 million for the SUMMIT efficacy trial, $0.7 million for the ASCEND safety trial, $0.2 million in EMERGE efficacy trial costs, and $0.3 million for NDA preparation work offset by a decrease of $2.2 million for the STS101 Phase 1 trials, as well as increases of $0.9 million in payroll and personnel expenses, partly offset by a decrease of $1.2 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to an increase of $1.5 million due to increased pre-commercialization activity, and an increase of $0.3 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, partly offset by a decrease of $0.5 in professional services for consulting, accounting, tax and other administrative fees, and a decrease of $0.1 million in allocated facilities related expenses.

Interest Income

Interest income increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily as a result of the lower interest yields in the six months ended June 30, 2021, partly offset by a decrease in average balances of our cash, cash equivalents and marketable securities in the six months ended June 30, 2022.

Interest Expense

Interest expense decreased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily attributable to decrease of outstanding debt balances, which was fully repaid in May 2022.

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

Credit Facility

In October 2018, we entered into the Loan Agreement with Silicon Valley Bank. The Loan Agreement provided for loan advances of up to $10.0 million. We drew down the first advance of $5.0 million as of the effective date of the Loan Agreement. The remaining $5.0 million under the facility was never drawn down and is no longer available for draw. Interest on the loan advances was payable monthly at a floating per annum rate equal to the greater of 1.5% above the prime rate and 6.5%. Upon the occurrence of an event of default, interest would increase to 5.0% above the rate that is otherwise applicable. Principal on the outstanding loan advance was repayable commencing on December 1, 2019 in 30 monthly payments through maturity. The maturity date of the loan advances was May 1, 2022.

In May 2022, we repaid our entire obligation under the Loan Agreement amounting to $0.4 million, including outstanding loan amount of $0.2 million and final payment of $0.2 million.

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $31.8 million and $22.3 million for the six months ended June 30, 2022 and 2021, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these condensed financial statements.

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

We are subject to the risks typically related to the development of new drug product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Despite our implementation of a new development plan for STS101, such plan may change, which could significantly change the costs and timing associated with its development of STS101 and our operations. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. For example, the Loan Agreement contained many of these restrictions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate our development program and clinical trials. We may also be required to sell or license to others rights to STS101 in certain territories or indications that we would prefer to develop and commercialize ourselves. Adequate additional funding may not be available to us on acceptable terms or at all. See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(26,003)	$(19,582)
Investing activities	34,909	(37,105)
Financing activities	(978)	74,223
Net increase in cash and cash equivalents	$7,928	$17,536

Cash Flows Used in Operating Activities

Net cash used in operating activities was $26.0 million for the six months ended June 30, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $31.8 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $2.3 million, an increase in accounts payable of $0.2 million, an increase in accrued and other liabilities of $0.2 million, stock-based compensation expense of $2.6 million, net amortization of premiums and discounts on marketable securities of $0.3 million, and depreciation expense of $0.2 million. The decrease in prepaid expenses and other assets and increase in accounts payable and accrued and other liabilities were primarily the result of the timing of payments to our vendors.

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

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $34.9 million for the six months ended June 30, 2022, which consisted of proceeds from maturities of marketable securities of $59.0 million, which amounts were partially offset by purchases of marketable securities of $23.8 million and purchases of property and equipment of $0.3 million.

Net cash used in investing activities was $37.1 million for the six months ended June 30, 2021, which consisted of purchases of marketable securities of $53.9 million and purchases of property and equipment of $1.5 million, which amounts were partially offset by proceeds from maturities of marketable securities of $18.3 million.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2022, which primarily related to repayment of debt of $1.1 million partially offset by proceeds from the issuance of common stock under employee share purchase plan of $0.1 million.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021. See Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for related discussions on updates on recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $68.1 million, consisting of interest-bearing money market funds, investments in corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net losses for the six months ended June 30, 2022 and 2021 were approximately $31.8 million and $22.3 million, respectively. As of June 30, 2022, we had an accumulated deficit of $173.5 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

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

As of June 30, 2022, we had resources consisting of cash, cash equivalents and marketable securities of $68.1 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

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

Although global economic conditions have generally improved with the rollout of COVID-19 vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, and supply chain challenges. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, equipment and supply shortages, delays in shipping, delays in manufacturing and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In addition, because migraine affects adolescents (12 to 17 years of age) and children (6 to 11 years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018). We have received agreement from the FDA on this plan, which we plan to initiate after completing development of STS101 for acute treatment of migraine in adults.

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

We may not be able to seek FDA marketing approval of STS101 under Section 505(b)(2) of the FDCA. Section 505(b)(2), if applicable to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved DHE products. Under Section 505(b)(2), the development and approval of STS101 could potentially be expedited by decreasing the overall scope of work we must do ourselves so as to enable an STS101 NDA submission based on Phase 3 efficacy and/or safety trial data combined with a demonstration of pharmacokinetic comparability of STS101 to one or more approved DHE products (i.e., reference listed drugs). Although we believe, based on our communications with the FDA, both our Phase 1 trials have established the pharmacokinetic comparability of STS101 5.2 mg to DHE reference listed drugs, if we are unable to rely on Section 505(b)(2), the development program for STS101 would be longer than we expect, and we would also have to conduct more costly trials than we anticipate, which would harm our business.

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
•

global economic, market and industry conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations, and reduced credit availability.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Biohaven, Lundbeck, Amgen, Pfizer and a number of smaller companies, including Impel Pharmaceuticals, Axsome Therapeutics and Amneal Pharmaceuticals. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and ease of administration. One or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

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

As of June 30, 2022, we had 25 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
•

general economic conditions in the United States and abroad, including recession or depression resulting from the current COVID-19 pandemic, the current inflationary economic environment and rising interest rates.

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

General Risk Factors

Unfavorable global economic, market, industry or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary economic environment and rising interest rates. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the COVID-19 pandemic has led to a period of considerable uncertainty and volatility. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for STS101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for STS101, if approved. In addition, historically high rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our products are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.  We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition, and results of operations, could be adversely affected.

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

Company Name

Date: August 9, 2022	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)