Form 10-Q
period 2022-09-30
Satsuma Pharmaceuticals, Inc.
filed 2022-11-03
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 33,125,954 shares of common stock, $0.0001 par value per share, outstanding.

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

•	If we encounter difficulties with subject enrollment or completion in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•	The ongoing COVID-19 pandemic and outbreak in the United States and related impacts on the global economy may adversely affect our business.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$40,556	$15,835
Short-term marketable securities	23,880	77,315
Prepaid expenses and other current assets	3,127	6,698
Total current assets	67,563	99,848
Property and equipment, net	6,769	6,792
Operating lease right-of-use asset	154	—
Long-term marketable securities	—	2,620
Other non-current assets	551	572
Total assets	$75,037	$109,832
Liabilities
Accounts payable	$1,940	$1,469
Accrued and other current liabilities	4,546	5,943
Operating lease liability	172	—
Current portion of long-term debt	—	1,080
Total current liabilities	6,658	8,492
Total liabilities	6,658	8,492
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 33,125,954 shares and 31,545,564 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	257,100	243,115
Accumulated other comprehensive loss	(63)	(42)
Accumulated deficit	(188,661)	(141,736)
Total stockholders’ equity	68,379	101,340
Total liabilities and stockholders’ equity	$75,037	$109,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$11,342	$10,170	$35,394	$25,769
General and administrative	4,067	3,160	11,961	9,837
Total operating expenses	$15,409	$13,330	$47,355	$35,606
Loss from operations	(15,409)	(13,330)	(47,355)	(35,606)
Interest income	269	33	443	124
Interest expense	—	(35)	(13)	(139)
Net loss	$(15,140)	$(13,332)	$(46,925)	$(35,621)
Unrealized gain (loss) on marketable securities	44	(7)	(21)	(41)
Comprehensive loss	$(15,096)	$(13,339)	$(46,946)	$(35,662)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.42)	$(1.48)	$(1.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,855,051	31,529,417	31,652,318	28,379,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2022	31,545,564	$3	$243,115	$(42)	$(141,736)	$101,340
Stock-based compensation	—	—	1,239	—	—	1,239
Net loss	—	—	—	—	(15,517)	(15,517)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balances at March 31, 2022	31,545,564	3	244,354	(121)	(157,253)	86,983
Stock-based compensation	—	—	1,355	—	—	1,355
Issuance of common stock under employee share purchase plan	41,929	—	105	—	—	105
Net loss	—	—	—	—	(16,268)	(16,268)
Other comprehensive income	—	—	—	14	—	14
Balances at June 30, 2022	31,587,493	3	245,814	(107)	(173,521)	72,189
Stock-based compensation	—	—	1,586	—	—	1,586
Issuance of common stock as part of At-the-Market offering, net of issuance costs of $300	1,538,461	—	9,700	—	—	9,700
Net loss	—	—	—	—	(15,140)	(15,140)
Other comprehensive income	—	—	—	44	—	44
Balances at September 30, 2022	33,125,954	$3	$257,100	$(63)	$(188,661)	$68,379

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2021	17,436,978	$2	$162,469	$29	$(90,564)	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	1,469	—	—	1,469
Net loss	—	—	—	—	(10,457)	(10,457)
Other comprehensive loss	—	—	—	(26)	—	(26)
Balances at March 31, 2021	31,529,417	3	239,160	3	(101,021)	138,145
Stock-based compensation	—	—	1,434	—	—	1,434
Net loss	—	—	—	—	(11,832)	(11,832)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2021	31,529,417	3	240,594	(5)	(112,853)	127,739
Stock-based compensation	—	—	1,273	—	—	1,273
Net loss	—	—	—	—	(13,332)	(13,332)
Other comprehensive loss	—	—	—	(7)	—	(7)
Balances at September 30, 2021	31,529,417	$3	$241,867	$(12)	$(126,185)	$115,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(46,925)	$(35,621)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	334	292
Amortization of operating lease right-of-use asset	127	—
Non-cash interest expense, and amortization of debt discount and issuance costs	3	41
Amortization of premiums / (accretion of discounts), net on marketable securities	278	377
Stock-based compensation	4,180	4,176
Changes in assets and liabilities
Prepaid expenses and other assets	3,592	1,850
Accounts payable	495	(1,167)
Accrued and other current liabilities	(1,397)	666
Operating lease liabilities, net	(109)	—
Other non-current liabilities	—	(9)
Net cash used in operating activities	(39,422)	(29,395)
Cash flows from investing activities
Purchases of marketable securities	(25,292)	(69,226)
Proceeds from maturities of marketable securities	81,048	32,830
Purchases of property and equipment	(335)	(2,000)
Net cash provided by (used in) investing activities	55,421	(38,396)
Cash flows from financing activities
Repayment of debt	(1,083)	(1,500)
Proceeds from private placement financing, net of issuance costs	—	75,215
Proceeds from At-the-Market offering, net	9,700	—
Proceeds from issuance of common stock under employee plans	105	8
Net cash provided by financing activities	8,722	73,723
Net increase in cash and cash equivalents	24,721	5,932
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	15,835	36,326
Cash and cash equivalents, at end of period	$40,556	$42,258
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$5
Cash paid for interest	$14	$107
Supplemental non-cash investing and financing activities:
Operating lease right-of-use asset recorded on the adoption of ASC 842	$80	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$201	$—
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$—	$218

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Unaudited Interim Condensed Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

At-the-Market Equity Offering

In October 2020, the Company entered into a sales agreement (the “SVB Sales Agreement”) with SVB Securities LLC (formerly known as SVB Leerink LLC) (“SVB”) to sell shares of its common stock, from time to time, through an at-the-market (“ATM”) equity offering program under which SVB acted as its sales agent and pursuant to which the Company could sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by the Company pursuant to the SVB Sales Agreement was deemed an ATM offering under the Securities Act of 1933, as amended. SVB was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the SVB Sales Agreement. In September 2022, the Company issued and sold 1,538,461 shares of common stock under the SVB Sales Agreement. The shares were sold at a price of $6.50 per share for aggregate net proceeds of approximately $9.7 million, after deducting sales commission of $0.3 million payable by the Company. Prior to the quarter ended September 30, 2022, the Company had not issued any shares of common stock under the SVB Sales Agreement. In October 2022, the Company terminated the SVB Sales Agreement and the offer and sale of shares under the SVB Sales Agreement prospectus supplement filed in October 2020.

In November 2022, the Company entered into an At-the-Market Sales Agreement (the “Virtu Sales Agreement”), with Virtu Americas LLC (“Virtu”), to sell shares of its common stock, from time to time, through an ATM equity offering program under which Virtu will act as its sales agent and pursuant to which the Company may sell common stock for aggregate gross sales proceeds of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Virtu Sales Agreement is deemed an ATM offering under the Securities Act of 1933, as amended. Virtu is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Virtu under the Virtu Sales Agreement.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, risks of clinical delays or failure, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”), compliance with government regulations and the need to obtain additional financing to fund operations. STS101 is an investigational product candidate that will require completion of clinical development prior to any submission for regulatory approval and commercialization, if approved. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting.

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $188.7 million as of September 30, 2022. The Company has historically financed its operations primarily through its initial public offering (“IPO”), private placements of its equity securities, an ATM equity offering and borrowings under its former long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $64.4 million. The Company’s management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these unaudited interim condensed financial statements as of and for the three and nine months ended September 30, 2022.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as defined by the Financial Accounting Standards Board, or the FASB.

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2022, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on March 15, 2022.

Use of Estimates

The preparation of unaudited interim condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of income and expenses during the reporting period. Such estimates include the accrual of research and development expenses, useful lives of property and equipment and the fair value of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the impact of the COVID-19 pandemic and related impacts on the global economy which may delay the enrollment of subjects for our clinical trials and may disrupt our supply chain for development and manufacturing activities, and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

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

The reported results for the three and nine months ended September 30, 2022 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs incurred. The Company also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of operating leases on the condensed balance sheets and providing additional disclosures about the Company’s leasing activities.

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

As of September 30, 2022, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$8,553	$—	$—	$8,553
Corporate bonds	—	14,456	—	14,456
Asset backed securities	—	871	—	871
Marketable securities	8,553	15,327	—	23,880
Money market funds (1)	40,513	—	—	40,513
Total fair value of assets	$49,066	$15,327	$—	$64,393

(1)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$8,595	$—	$(42)	$8,553
Corporate bonds	14,468	—	(12)	14,456
Asset backed securities	880	—	(9)	871
Marketable securities	23,943	—	(63)	23,880
Money market funds (1)	40,513	—	—	40,513
Total fair value of assets	$64,456	$—	$(63)	$64,393

(1)	Included in cash and cash equivalents on the balance sheet.

As of December 31, 2021, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$4,667	$—	$—	$4,667
Foreign government agency bonds (1)	—	6,526	—	6,526
Corporate bonds	—	49,989	—	49,989
Asset backed securities	—	18,753	—	18,753
Marketable securities	4,667	75,268	—	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$20,476	$75,268	$—	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$4,670	$—	$(3)	$4,667
Foreign government agency bonds (1)	6,530	—	(4)	6,526
Corporate bonds	50,008	—	(19)	49,989
Asset backed securities	18,769	—	(16)	18,753
Marketable securities	79,977	—	(42)	79,935
Money market funds (2)	15,809	—	—	15,809
Total fair value of assets	$95,786	$—	$(42)	$95,744

(1)	Consists of short-term agency bonds of Asian Development Bank and International Bank for Reconstruction and Development.
(2)	Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of September 30, 2022 and December 31, 2021.
3.	Balance Sheet Components

Property and Equipment, Net

Depreciation is computed using the straight-line method. Depreciation expense was $0.3 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense was $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Accumulated depreciation as of September 30, 2022 and December 31, 2021 was $1.0 million and $0.6 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued salaries and benefits	$1,959	$2,117
Accrued research and development expenses	2,294	3,396
Accrued professional services	245	361
Other	48	69
Total	$4,546	$5,943

4.	Long-Term Debt

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

5.Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2022 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2022	1,493,893	3,202,588	$9.14	7.7
Additional shares authorized	1,261,822
Options granted	(2,154,500)	2,154,500	$3.52	9.7
Options cancelled	64,685	(64,685)	$10.21
Balance, September 30, 2022	665,900	5,292,403	$6.84	8.1
Exercisable as of September 30, 2022		2,237,795	$8.48	6.8
Vested and expected to vest, September 30, 2022		5,292,403	$6.84	8.1

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $2.76 and $3.77 per share, respectively.

As of September 30, 2022, the total unrecognized stock-based compensation expense for stock options was $11.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The total fair value of options vested for the nine months ended September 30, 2022 and 2021 was $4.0 million and $6.0 million, respectively.

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the day of effectiveness of the Company’s registration statement on Form S-1 filed in connection with its IPO. As of September 30, 2022, 750,802 shares under the ESPP remain available for purchase. On June 15, 2022, the Company issued 41,929 shares under the ESPP. The offering period and purchase period is determined by the board of directors (the “Board”). The Board authorized a new offering period of six months beginning June 16, 2022 through December 15, 2022.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$578	$476	$1,481	$1,372
General and administrative	1,008	797	2,699	2,804
	$1,586	$1,273	$4,180	$4,176

6.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(15,140)	$(13,332)	$(46,925)	$(35,621)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,855,051	31,529,417	31,652,318	28,379,743
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.42)	$(1.48)	$(1.26)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	September 30,
	2022	2021
Options to purchase common stock	5,292,403	3,209,616
Shares committed under ESPP	57,199	—
Total	5,349,602	3,209,616

7.	Related Party Transactions

Two existing stockholders of the Company that are affiliated with directors of the Company purchased a total of 2,464,788 shares of the Company’s common stock, with an aggregate purchase price of $14.0 million, in the Private Placement.
8.	Commitments and Contingencies

Operating Leases

Rent expense for the three and nine months ended September 30, 2021 was $0.1 million and 0.2 million, respectively.

Operating lease cost consists of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$47	$134
Short-term lease cost	35	102
Total lease cost	$82	$236

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$201
Total minimum lease payments	$201

The maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

September 30, 2022
2022 (remaining three months)	$35
2023	141
Total undiscounted lease payments	176
Less: imputed interest	4
Total operating lease liability	172
Less: current portion	172
Operating lease liability, net of current portion	$—

As of September 30, 2022, the remaining term for the operating lease in North Carolina was 0.8 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 4.9%. During the nine months ended September 30, 2022, cash paid for amounts included in operating lease liabilities of $0.1 million was included in cash flows from operating activities on the condensed statements of cash flows.
9.	Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.
10.	Subsequent Events

For the purposes of the unaudited interim condensed financial statements as of September 30, 2022 and for the three and nine months ended, the Company has evaluated the subsequent events through November 3, 2022, the date the unaudited interim condensed financial statements were issued.

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

In March 2021, we announced an update to our development plan for STS101 that takes into account the findings from our analyses of results from our EMERGE efficacy trial and results from our ongoing ASCEND open-label, Phase 3 long-term safety trial of STS101 5.2 mg, or ASCEND trial. Our updated development plan for STS101 included a Phase 1 trial, which we completed in June 2021, to evaluate the pharmacokinetics, safety and tolerability of STS101 5.2 mg and two higher dose strengths, as well as a new pivotal Phase 3 efficacy trial, or SUMMIT trial, of STS101 5.2 mg that we initiated in June 2021. We anticipate announcing topline results in November 2022 and we are planning for submission of a NDA to the FDA in the first quarter of 2023.

In September 2022, we reported results from the ongoing ASCEND open-label, Phase 3 long-term safety trial of STS101 5.2 mg indicating that STS101 demonstrated a favorable safety and tolerability profile, consistent with clinical experience to date.  Subject exposures over time with the STS101 incorporating the second-generation nasal delivery device designed to improve performance exceeded the FDA requirement to support the submission and potential approval of the STS101 NDA.

A secondary objective of the ASCEND open-label trial is to assess the open-label efficacy of STS101 in the acute treatment of migraine attacks over time.  STS101 incorporating the second-generation nasal delivery device demonstrated anti-migraine effects, including achievement of high rates of pain freedom and most-bothersome-symptom freedom at two hours post-treatment, consistent with our expectations and suggested that the second-generation nasal delivery device introduced during the conduct of the ASCEND trial was associated with improved clinical performance.

Our net losses were $46.9 million and $35.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $188.7 million.

As we continue to develop, seek regulatory approval for and prepare to commercialize STS101, if approved, our expenses will increase substantially over recent periods.

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

In October 2020, we entered into a sales agreement (the “SVB Sales Agreement”) with SVB Securities LLC (formerly known as SVB Leerink LLC) (“SVB”) to sell shares of our common stock, from time to time, through an at-the-market (“ATM”) equity offering program under which SVB acted as our sales agent and pursuant to which we could sell common stock for aggregate gross sales proceeds of up to $50.0 million. The issuance and sale of shares of common stock by us pursuant to the SVB Sales Agreement was deemed an ATM offering under the Securities Act of 1933, as amended. SVB was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through SVB under the SVB Sales Agreement. As of September 30, 2022, we had received $9.7 million in net proceeds from the sale of 1,538,461 shares of common stock pursuant to the SVB Sales Agreement. Prior to the quarter ended September 30, 2022, we had not issued any shares of common stock under the SVB Sales Agreement. In October 2022, we terminated the SVB Sales Agreement and the offer and sale of shares under the SVB Sales Agreement prospectus supplement filed in October 2020.

In November 2022, we entered into an At-the-Market Sales Agreement (the “Virtu Sales Agreement”), with Virtu Americas LLC (“Virtu”), to sell shares of our common stock, from time to time, through an ATM equity offering program under which Virtu will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Virtu Sales Agreement is deemed an ATM offering under the Securities Act of 1933, as amended. Virtu is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Virtu under the Virtu Sales Agreement.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $64.4 million. Based on our current operating plans, we believe that those cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least 12 months from the date of the issuance of these condensed financial statements.

COVID-19

COVID-19 has placed strains on the providers of healthcare services, including the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials. To date, we have initiated and completed enrollment of subjects in our planned STS101 clinical trials in accordance with our previously communicated timeline objectives. We will continue to follow the U.S. Food and Drug Administration (“FDA”) guidance on clinical trial conduct during the COVID-19 pandemic, including with respect to remote monitoring of clinical data. To date, subjects in our clinical trials have generally been able to complete their scheduled visits or treatments and we have been able to collect the essential data from those visits or treatments, as well as from the internet-connected electronic diary devices, as applicable, subjects in our trials may use to record efficacy and other key data.

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

As we continue the development of STS101, we will continue to incur significant research and development expenses, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. Predicting the timing or the cost to complete our clinical trials or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with certainty when or if STS101 will receive regulatory approval.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, directors and officers insurance, allocated overhead, including rent, equipment, depreciation, information technology costs, and utilities, and other general operating expenses not otherwise classified as research and development expenses including expenses associated with pre-commercialization activities.

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

Interest Expense

Interest expense consists primarily of interest related to our long-term debt and accretion of debt discount, debt issuance costs and final payment.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change	Change %
Operating expenses:
Research and development	$11,342	$10,170	$1,172	12%
General and administrative	4,067	3,160	907	29%
Loss from operations	(15,409)	(13,330)	(2,079)	16%
Interest income	269	33	236	715%
Interest expense	—	(35)	35	(100)%
Net loss	$(15,140)	$(13,332)	$(1,808)	14%

Research and Development Expenses

Research and development expenses increased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to an increase of $1.0 million in clinical trial costs, which was mainly due to an increase for the SUMMIT efficacy trial, as well as an increase of $0.4 million in payroll and personnel expenses, partly offset by a decrease of $0.2 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to an increase of $0.5 million due to increased pre-commercialization activity, an increase of $0.3 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, and an increase of $0.2 in professional services for consulting, accounting, legal, tax and other administrative fees.

Interest Income

Interest income increased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily as a result of the higher interest yields in the three months ended September 30, 2022, partly offset by a decrease in average balances of our cash, cash equivalents and marketable securities in the three months ended September 30, 2022.

Interest Expense

Interest expense decreased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily attributable to a decrease of outstanding debt balance, which was fully repaid in May 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change	Change %
Operating expenses:
Research and development	$35,394	$25,769	$9,625	37%
General and administrative	11,961	9,837	2,124	22%
Loss from operations	(47,355)	(35,606)	(11,749)	33%
Interest income	443	124	319	257%
Interest expense	(13)	(139)	126	(91)%
Net loss	$(46,925)	$(35,621)	$(11,304)	32%

Research and Development Expenses

Research and development expenses increased from the nine months ended September 30, 2021 to the nine months ended September, 2022 primarily due to an increase of $9.6 million in clinical trial costs, which was the net of an increase of $10.1 million for the SUMMIT efficacy trial, $0.7 million for the ASCEND safety trial, and $0.4 million for NDA preparation work, as well as an increase of $1.3 million in payroll and personnel expenses offset by  decreases of $1.7 million for the STS101 Phase 1 trials, and   a decrease of $1.5 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to an increase of $2.0 million due to increased pre-commercialization activity, and an increase of $0.6 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, partly offset by a decrease of $0.3 in professional services for consulting, accounting, tax and other administrative fees, and a decrease of $0.2 million in allocated facilities related expenses.

Interest Income

Interest income increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily as a result of the higher interest yields in the nine months ended September 30, 2022, partly offset by a decrease in average balances of our cash, cash equivalents and marketable securities in the nine months ended September 30, 2022.

Interest Expense

Interest expense decreased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily attributable to a decrease of outstanding debt balance, which was fully repaid in May 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through the issuance of common stock in our IPO, and private placements of equity securities and borrowings under our long-term debt facility. We have no products approved for sale, and we have not generated any revenue since inception. We expect to incur significant additional operating losses over at least the next several years.

In October 2020, we entered into the SVB Sales Agreement with SVB to sell shares of our common stock, from time to time, through an ATM equity offering program under which SVB acted as our sales agent and pursuant to which we could sell common stock for aggregate gross sales proceeds of up to $50.0 million. As of September 30, 2022, we had received $9.7 million in net proceeds from the sale of shares of common stock pursuant to the SVB Sales Agreement.

In November 2022, we entered into the Virtu Sales Agreement with Virtu to sell shares of our common stock, from time to time, through an ATM equity offering program under which Virtu will act as our sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $100.0 million.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $46.9 million and $35.6 million for the nine months ended September 30, 2022 and 2021, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these condensed financial statements.

As we continue the development of STS101, our operating expenses may increase substantially, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved.

To the extent we continue to develop, seek approval for and prepare to commercialize STS101, if approved, we will continue to require additional capital to fund operations for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101. Our need for additional capital will depend on many factors, including:

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(39,422)	$(29,395)
Investing activities	55,421	(38,396)
Financing activities	8,722	73,723
Net increase in cash and cash equivalents	$24,721	$5,932

Cash Flows Used in Operating Activities

Net cash used in operating activities was $39.4 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $46.9 million, adjusted for a decrease in accrued and other current liabilities of $1.4 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $3.6 million, an increase in accounts payable of $0.5 million, stock-based compensation expense of $4.2 million, net amortization of premiums and discounts on marketable securities of $0.3 million, and depreciation expense of $0.3 million. The decrease in prepaid expenses and other assets and accrued and other current liabilities and increase in accounts payable were primarily the result of the timing of payments to our vendors.

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

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $55.4 million for the nine months ended September 30, 2022, which consisted of proceeds from maturities of marketable securities of $81.0 million, which amounts were partially offset by purchases of marketable securities of $25.3 million and purchases of property and equipment of $0.3 million.

Net cash used in investing activities was $38.4 million for the nine months ended September 30, 2021, which consisted of purchases of marketable securities of $69.2 million and purchases of property and equipment of $2.0 million, which amounts were partially offset by proceeds from maturities of marketable securities of $32.8 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $8.7 million for the nine months ended September 30, 2022, which consisted of $9.7 million of net cash proceeds from our At-the-Market offering and proceeds from the issuance of common stock under employee share purchase plan of $0.1 million, partially offset by repayment of debt of $1.1 million.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021. See Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for related discussions on updates on recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $64.4 million, consisting of interest-bearing money market funds, investments in corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2022 and 2021 were approximately $46.9 million and $35.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $188.7 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

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

As of September 30, 2022, we had resources consisting of cash, cash equivalents and marketable securities of $64.4 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty and potential local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize STS101 or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue the development and commercialization of STS101.

Our future capital requirements depend on many factors, including:

•

the scope, timing, rate of progress, results and costs of our clinical trials for STS101, including our ongoing SUMMIT Phase 3 efficacy and ASCEND Phase 3 long-term safety trials, and including in connection with any clinical program we may pursue in foreign jurisdictions;

•	the cost of building a sales force and associated commercial infrastructure in anticipation of commercializing STS101;
•	the cost and timing associated with commercializing STS101, if approved;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	any product liability or other lawsuits related to STS101;
•	the extent to which the recent COVID-19 pandemic may impact our ongoing or planned clinical trials;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of STS101;
•	the extent to which we acquire or in-license other product candidates or technologies;
•	the payment of royalty payments owed under our existing license agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of revenues generated by sales of STS101, if approved.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or STS101 that we would otherwise pursue on our own. We do not expect to realize revenue from sales of STS101 in the foreseeable future, if at all, unless and until STS101 is clinically tested, approved for commercialization and successfully commercialized. To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and common stock. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, including pursuant to the Virtu Sales Agreement, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

As we continue development of STS101, we will continue to incur significant research and development expenses, as we seek to advance STS101 through clinical development, manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved. We may have inadequate financial or other resources to advance STS101 through the clinical trial process, depending on the requirements of the FDA. In addition, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate in ongoing or future trials that STS101 is safe and effective, and we may therefore fail to commercialize STS101. The challenge of establishing STS101 as being safe and effective may be even more difficult given the failure of STS101 to demonstrate statistically significant effects as compared to placebo on the co-primary endpoints of our EMERGE trial. Even if approved, we may fail to obtain differentiated product labeling for STS101 as compared to other available products for migraine and, as a result, our commercial prospects may be impaired. Further, STS101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of STS101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market STS101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of STS101, even if approved.

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

The ongoing COVID-19 pandemic and outbreak in the United States and related impacts on the global economy may adversely affect our business.

As a result of the COVID-19 virus pandemic, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials, and manufacturing activities, including:

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

•	participants may drop out of these clinical trials at a higher rate than we anticipate;
•	clinical trial participants may not comply with study protocol procedures and instructions;
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

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of STS101 and could materially adversely impact our business and prospects.

If we encounter difficulties with completion of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Pfizer, Lundbeck, Amgen and a number of smaller companies, including Impel Pharmaceuticals, Axsome Therapeutics and Amneal Pharmaceuticals. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and ease of administration. One or more of our competitors may develop and commercialize competing products that incorporate technologies similar to our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

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

We also face competition from newer oral migraine-specific acute treatments that have been approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, and two gepants, Abbvie’s ubrogepant and Pfizer’s rimegepant. Because lasmiditan, ubrogepant, and rimegepant are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for lasmiditan, ubrogepant and rimegepant do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant and rimegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products.

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

As of September 30, 2022, we had 25 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize STS101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2024, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with this annual report, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2024, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Company Name

Date: November 3, 2022	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)