Form 10-K
period 2022-12-31
Satsuma Pharmaceuticals, Inc.
filed 2023-03-28
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the Nasdaq Global Market on such date, was approximately $93.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 22, 2023, the registrant had 33,152,498 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Table of Contents

SATSUMA PHARMACEUTICALS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•
the implementation of our strategic plans for our business and STS101, including our planned reduction in force and any changes to senior management;
•
our intentions and our ability to conclude a strategic transaction with an industrial partner or financial sponsor on favorable terms under which a counterparty will financially support and assume responsibility for completing development of and commercializing STS101 (Potential Strategic Transaction);
•
the timing or likelihood of the acceptance and the approval of our STS101 New Drug Application (NDA) by the United States Food and Drug Administration (FDA);
•
expectations with regard to the data to be derived from our completed clinical trials and timing of expected data announcements;
•
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

•
We do not plan to independently commercialize STS101 in the event that our STS101 new drug application (NDA), which we submitted to the FDA in March 2023, is approved, and we are seeking a strategic transaction partner. If we are unable to timely conclude a strategic transaction with an industrial partner or financial sponsor on favorable terms under which a counterparty will financially support and assume responsibility for completing development of and commercializing STS101 (Potential Strategic Transaction), we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. Moreover, we have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, make it difficult to assess our prospects.
•
We would require substantial additional financing to continue operations. We do not plan to raise additional financing as we believe it is unlikely that we would be able to raise substantial additional funds on favorable terms. We have decided to seek a strategic transaction partner and if we are unable to timely conclude a Potential Strategic Transaction on favorable terms we would likely be forced to terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down.
•
Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•
There can be no assurance that we can timely conclude a Potential Strategic Transaction, or any other transaction, prior to exhausting our financial resources or that the terms of any such transaction will be favorable.
•
The terms of a Potential Strategic Transaction may provide that payments to us are contingent upon STS101 achieving regulatory milestones. The failure of STS101 to achieve any such milestones, and any failure to receive such payments, would have a material adverse impact on our financial position.

•
We, or a counterparty to a Potential Strategic Transaction, may fail to timely obtain regulatory approval for STS101 under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of STS101 and could adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.
•
STS101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•
Even if STS101 obtains regulatory approval, it may fail to achieve broad market acceptance.
•
Even if STS101 obtains regulatory approval, the ability of the party that ultimately commercializes STS101, whether that is the counterparty to a Potential Strategic Transaction or a third party (the Commercializing Party), to market and promote STS101 may be limited by FDA-approved labeling.
•
We face significant competition in an environment of rapid technological and scientific change, and STS101, if approved, will face significant competition. The failure of STS101 or the Commercializing Party to effectively compete may prevent STS101, if approved, from achieving significant market penetration. Many competitors in the migraine field have significant resources that may be greater than those of the Commercializing Party and as a result the Commercializing Party may not be able to successfully compete.
•
The successful commercialization of STS101 by the Commercializing Party will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage, adequate reimbursement levels and implement pricing policies favorable for it. Failure to obtain or maintain coverage and adequate reimbursement for STS101, if approved, could limit the ability of the Commercializing Party to market it and thereby decrease its ability to generate revenue.
•
We have relied, and we anticipate the Commercializing Party would need to continue to rely, on qualified third parties to supply all components of STS101, and to manufacture supplies of STS101 for commercial sale. As a result, the successful development and commercialization of STS101 is dependent on the supply chain we have established, comprising multiple third parties, most of which are sole source suppliers, for the manufacture of STS101. Should problems arise with any of these suppliers, or if they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our potential future economic prospects.

PART I

ITEM 1. BUSINESS

Overview

We are a development-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which is designed to be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. If we can timely secure a strategic transaction partner to continue development of STS101, and if such potential transaction partner can obtain regulatory approval for and successfully commercialize STS101, we believe STS101 has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines.

In January 2023, we completed our STS101 clinical development program in which a total of more than 1,600 subjects have treated more than 10,000 migraine attacks with STS101. The STS101 clinical development program included multiple Phase 1 clinical trials, two Phase 3 placebo-controlled efficacy trials (the EMERGE and SUMMIT trials) and a long-term, open-label safety trial (the ASCEND trial). We believe the results of our STS101 clinical development program are supportive of the efficacy and safety of STS101. We have also worked to establish, in collaboration with our contract manufacturing partners, the ability to manufacture commercial quantities of STS101 utilizing proprietary processes, custom mold tooling that we own, and custom, automated filling, assembly and packaging equipment that we own.

In May 2022, we completed meetings with the Food and Drug Administration (FDA) related to our clinical data and chemistry, manufacturing and controls (CMC) for our planned new drug application (NDA) for STS101. The purpose of these meetings was to discuss and confirm required nonclinical, clinical and CMC content of the STS101 NDA. In November 2022, we announced topline results from our STS101 SUMMIT Phase 3 efficacy trial showing numerical differences in favor of STS101 versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at the two-hour post-administration timepoint. However, these differences did not achieve statistical significance (p-value <0.05). In addition, we announced that we do not plan to invest in commercializing STS101 and that we will actively explore alternatives to maximize value for shareholders, while minimizing cash expenditures.

In January 2023, we completed our STS101 ASCEND Phase 3 long-term, open-label safety trial. During the course of the trial, more than 446 subjects treated more than 9,000 attacks with more than 10,500 doses of STS101, with some subjects treating their migraines with STS101 for up to 18 months. STS101 demonstrated a favorable safety and tolerability profile in the ASCEND trial, consistent with clinical experience to date.

In March 2023, we filed an NDA for STS101 with the FDA, and if the FDA accepts the NDA for substantive review, we anticipate the FDA action date for the STS101 NDA will be in January 2024. As has been our longstanding plan, we are seeking FDA approval of STS101 under the 505(b)(2) regulatory pathway that allows us to reference some of the information required for STS101 approval from studies not conducted by Satsuma. Based on written feedback provided to us by the FDA, we believe the results of our completed Phase 1 pharmacokinetic (PK) clinical trials and our ASCEND Phase 3 long-term safety trial are sufficient, in combination with information referenced from studies not conducted by Satsuma, to support FDA approval of STS101.

The FDA has communicated to us in multiple meetings that a pivotal efficacy trial, such as the STS101 SUMMIT Phase 3 trial, which we completed and announced results from in November 2022, is not required for approval of STS101, as the efficacy of STS101 may be established via a “pharmacokinetic bridge” to the 505(b)(2) DHE reference products, D.H.E. 45 (DHE injectable solution) and Migranal (DHE liquid nasal spray). The FDA has also communicated to us that the results of the SUMMIT trial may be considered for inclusion in the STS101 prescribing information if the study is adequate and well-controlled and has results supportive of efficacy. We believe that the SUMMIT trial was adequate and well-controlled and that the results from the trial provide a totality of evidence that is supportive of the efficacy of STS101 in the acute treatment of migraine, despite STS101 not having demonstrated statistical superiority over placebo on the co-primary endpoints at the two-hour post-administration timepoint. We further believe that STS101 can address unmet needs of many people with migraine, and that the results of the SUMMIT trial, if included in the prescribing information for STS101, if approved by FDA, would provide important treatment information to physicians and patients.

The clinical portion of our STS101 NDA is supported primarily by clinical trial results, generated with investigational product that incorporates our second-generation, nasal delivery device, from (i) the Phase 1 comparative PK study of STS101 that we completed in June 2021; and (ii) the STS101 Phase 3 ASCEND long-term, open-label safety trial that we completed in January 2023.

We believe our second-generation nasal device, which we introduced into the then-ongoing ASCEND trial in January 2021, in conjunction with improved instructions for STS101 use and training of subjects in our clinical trials, effectively addressed the under-delivery issue first identified with our first-generation delivery device shortly following our announcement of results from the EMERGE Phase 3 efficacy trial in September 2020. Based on our discussions with the FDA, we believe the data in our NDA support approval of STS101 incorporating this second-generation delivery device.

Phase 1 comparative PK trial

The Phase 1 PK trial completed in June 2021 compared the DHE blood plasma levels (or PK profiles) of STS101 with the PK profiles of the DHE reference products D.H.E. 45 (DHE injectable solution) administered via intramuscular injection and Migranal (DHE liquid nasal spray). Based on our analyses of the results of this study and our communications with FDA, we believe this Phase 1 PK study establishes the pharmacokinetic bridge to the DHE reference products that is required by FDA to support the filing and potential approval of the STS101 NDA under the 505(b)(2) regulatory pathway.

ASCEND Phase 3 long-term, open-label safety trial

The key objective of the ASCEND trial was to demonstrate the local nasal safety of STS101, administered repeatedly over time, in the acute treatment of migraine, so as to fulfill the safety exposure requirements previously communicated to us by the FDA, i.e., at least 150 subjects completing six months of treatment with STS101 and potentially at least 50 subjects completing 12 months of treatment, using investigational product incorporating our second-generation STS101 delivery device. Our STS101 NDA includes interim safety results from the STS101 ASCEND trial for more than 150 subjects who completed at least six months of treatment with STS101 incorporating the second-generation nasal delivery device. Based on our communications with FDA, we do not believe additional long-term safety exposure data is necessary to support an NDA filing and potential approval. However, provided we don’t sooner decide to terminate the STS101 development program and pursue other strategic alternatives such as dissolution and wind-down, we plan to submit additional final safety data from the ASCEND trial to the NDA as part of the 120-Day Safety Update that we are required by statute to be submit to the FDA within four months of the initial NDA submission. The ASCEND trial results we plan to submit to the NDA as part of the 120-Day Safety Update includes safety data for more than 50 subjects who have completed at least 12 months of treatment with STS101 incorporating the second-generation nasal delivery device. In addition, our STS101 NDA includes:

•
Results from the STS101 SUMMIT Phase 3 double-blind, placebo-controlled efficacy trial, which randomized approximately 1,600 subjects to either placebo or STS101 investigational product incorporating our second-generation, nasal delivery device. We believe the results of the SUMMIT trial, although negative on the co-primary outcome measures, provide a totality of evidence supporting the effectiveness of STS101 in the acute treatment of migraine and, if included in the prescribing information for STS101, if approved, would provide important information to physicians and patients.
•
Results of a previous Phase 1 comparative PK trial and the Phase 3 EMERGE trial that utilized investigational product incorporating an earlier version of our nasal delivery device.

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

Acute treatments for migraine are categorized as non-specific therapies, including nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and migraine-specific therapies, such as triptans, ergot alkaloids (including DHE-based products), oral and liquid nasal spray dosage forms of calcitonin gene-related peptide (CGRP) antagonists (gepants), and lasmiditan, an oral 5-HT1F agonist (ditan). Lasmiditan and two gepants, ubrogepant and rimegepant, were approved in late 2019 and early 2020 by the FDA, and commercial introductions of these new products in the United States commenced in early 2020. In early 2023, zavegepant, a liquid nasal spray gepant product, was approved by FDA, and we anticipate commercial introduction will commence in 2023.

The acute migraine prescription market is large and growing at an accelerating rate. In 2022 approximately 19.3 million prescriptions were written in the United States for acute migraine-specific therapies, and prescription volumes for acute migraine-specific therapies grew by 7% versus 2021. This figure excludes prescriptions for non-specific therapies and therefore likely significantly understates the total number of prescriptions written for the acute treatment of migraine. Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for approximately 78% of migraine-specific acute therapy prescriptions. However, triptans have been reported to have a number of shortcomings, including that they have inconsistent efficacy across patients and migraine types, require early treatment, cause various side effects, may cause medication overuse headache, or MOH, and have slow and variable onset of action and short duration of effect that necessitates retreatment.

The migraine prescription market growth in 2022 is attributed primarily to the introductions in 2020 of rimegepant and ubrogepant, which together generated approximately $1.4 billion in net sales in the United States in 2022. Ubrogepant and rimegepant have outperformed the initial projections of industry analysts. We believe these trends reflect the large size of the migraine patient population, the significant unmet need among people with migraine for new and improved acute treatments, and the large potential commercial opportunity for such products. In addition, we believe the prospects for continued and sustained market growth are favorable given that migraine is under-diagnosed and under-treated. Further, given that none of the currently available treatment options adequately achieve the American Headache Society’s defined goals for the acute treatment of migraine for a significant percentage of migraine patients, we believe many patients will continue to experience high unmet need and seek new and better treatment options.

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

•
Rapidly achieving and sustaining target plasma concentrations. In our Phase 1 clinical trials, STS101 rapidly achieved and sustained target DHE plasma concentrations and demonstrated an overall pharmacokinetic (PK) profile that we believe will result in robust and sustained anti-migraine activity.
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
•
Well tolerated. To date, in our Phase 1 PK trials in healthy volunteers and Phase 3 clinical trials in which more than 1,600 subjects have self-administered STS101 and treated more than 10,000 migraine attacks with STS101 5.2 mg, STS101 has been generally well-tolerated, with low adverse event rates reported. Importantly, STS101 does not exhibit the rapid and high peak concentrations associated with delivery of DHE by IV injection, which may often result in side effects, in particular, nausea and vomiting.

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

Our Revised Business Plan and Strategy

In November 2022 we announced that we do not plan to invest in commercializing STS101 and that we would actively explore alternatives to maximize value for shareholders, while minimizing cash expenditures. Based on the following factors, we revised our business plan and strategy in order to maximize value for our stockholders:

•
results of the Phase 3 SUMMIT trial, in which STS101 did not achieve statistical superiority to placebo on the co-primary outcome measures;
•
our belief, based on review of the SUMMIT trial results in their entirety and our primary market research conducted subsequent to announcement of the SUMMIT trial results, that STS101, if approved and successfully commercialized, has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines;
•
the significant decrease in our stock price that occurred following our announcement of the SUMMIT trial results;
•
current and anticipated future capital market conditions; and
•
our projected need for substantial additional capital were we to continue to develop STS101 through potential regulatory approval and pursue independent commercialization of STS101.

Accordingly, key elements of our revised business plan and strategy are as follows:

•
seek to conclude a strategic transaction with an industrial partner or financial sponsor on favorable terms under which a counterparty will financially support and assume responsibility for completing development of and commercializing STS101 (Potential Strategic Transaction);
•
minimize cash expenditures and continue to invest in and advance the STS101 development program only to the extent necessary to maintain its viability until such time as we may be able to conclude a Potential Strategic Transaction. To this end, in March 2023, we filed an NDA with the FDA for STS101, and if the FDA accepts the NDA for substantive review, we anticipate the FDA action date for the STS101 NDA will be in January 2024; and
•
seek no further funding, as such funding, if available at all, would likely not be available on terms that would be acceptable or favorable to us.

There can be no assurance that we will be able to successfully execute our revised business plan and strategy, and in the event we are unable to timely conclude a Potential Strategic Transaction on acceptable terms, we may be forced to discontinue development of STS101, withdraw the STS101 NDA and pursue other strategic alternatives, such as dissolution and wind-down.

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

Triptans

Oral triptans are currently the predominant class of drug for acute treatment of migraine, accounting for approximately 78% of migraine-specific acute therapy prescriptions, or over 19 million prescriptions in the United States in 2022. Triptans are serotonergic agonists, typically with selective activity on a limited number of serotonergic receptors, including the 5-HT1B and 5-HT1D receptors. While widely prescribed, triptans have been reported to have low treatment persistence, with up to 66% of patients never refilling their initial triptan prescriptions. A substantial majority of patients who discontinue triptans cite a lack of efficacy and side effects as the reasons for discontinuation. Triptans have been reported to have a number of shortcomings, including being inconsistent and having sub-optimal efficacy, leading to side effects and medication overuse headaches, having early treatment requirements that only allow for a short therapeutic window, and having a slow and variable onset of action and short duration of effect.

Oral and Nasal CGRP Receptor Agonists (gepants)

First commercially introduced in the United States in early 2020, the gepants are a class of migraine-specific acute treatments, available in oral and liquid nasal spray dosage forms, that act as antagonists of the calcitonin gene-related peptide receptor. Two orally-administered gepant products, ubrogepant and rimegepant, are currently approved in the United States for the acute treatment of migraine and together accounted for more than one billion dollars in 2022 net sales in the United States. In early 2023, a third gepant product, zavegepant, a liquid nasal spray dosage form, was approved in the United States. The two oral gepant products accounted for up to 18% of migraine-specific acute therapy prescriptions in the United States in 2022. We believe these trends reflect the large size of the migraine patient population, the significant unmet need among people with migraine for new and improved acute treatments and the large potential commercial opportunity for such products. The systemic safety and tolerability of the gepants is reported to be favorable, and because gepants are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. However, zavegepant, a liquid nasal spray gepant product approved by FDA in early 2023, is reported to have relatively high rates of taste issues as a side effect. The efficacy of the gepants is reported to be modest in comparison with the triptans and potentially not meaningfully greater than that of simple analgesics than can be purchased without a prescription.

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

We designed STS101 to be a reliable easy-to-use and convenient DHE product capable of delivering the clinical advantages of DHE while overcoming the shortcomings of existing DHE products. We believe the key attributes of STS101 may provide significant advantages over existing acute treatments for migraine and result in robust and consistent clinical performance, thereby facilitating broad adoption and use. These attributes are primarily the result of our proprietary dry-powder formulation, which incorporates a mucoadhesive drug carrier and engineered drug particle technologies, and our proprietary nasal delivery device. These key STS101 attributes include:

•
Rapidly achieving and sustaining target plasma concentrations. In our Phase 1 clinical trials, STS101 rapidly achieved and sustained target DHE plasma concentrations and demonstrated an overall pharmacokinetic (PK) profile that we believe results in robust and sustained anti-migraine activity.
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
•
Well tolerated. To date, in our Phase 1 PK trials in healthy volunteers and Phase 3 clinical trials in which more than 1,600 subjects with migraine have treated more than 10,000 migraine attacks with STS101 5.2 mg, STS101 has been generally well-tolerated, with low adverse event rates reported. Importantly, STS101 does not exhibit the rapid and high peak concentrations associated with IV delivery of DHE, which may often result in side effects, in particular, nausea and vomiting.

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

The STS101 administration procedure is shown in the figure below:

Development Plan and Regulatory Pathway

Our development plan for STS101 was informed by published FDA guidance as well as our discussions with the FDA. In March 2023, we filed an NDA for STS101 with the FDA, and if the FDA accepts the NDA for substantive review, we anticipate the FDA action date for the STS101 NDA will be in January 2024. Based on written feedback provided to us by the FDA, we believe the results of our completed Phase 1 pharmacokinetic clinical trials and our ASCEND Phase 3 long-term safety trial are sufficient, in combination with information referenced from studies not conducted by us, to support FDA approval of STS101.

As has been our longstanding plan, we are seeking FDA approval of STS101 under the 505(b)(2) regulatory pathway that allows us to reference some of the information required for STS101 approval from studies not conducted by us. Our 505(b)(2) NDA for STS101 references the NDAs for D.H.E. 45 (DHE mesylate injectable solution) and Migranal (DHE mesylate liquid nasal spray). Neither of these DHE reference products is covered under any unexpired patents nor is the subject of any Hatch-Waxman exclusivity that could delay approval of our NDA. We believe our development strategy provides an expeditious and cost-efficient approval pathway for STS101 in the United States.

The FDA has communicated to us in multiple meetings that a pivotal efficacy trial, such as the STS101 SUMMIT Phase 3 trial, which we completed and announced results from in November 2022, is not required for approval of STS101, as the efficacy of STS101 may be established via a “pharmacokinetic bridge” to the 505(b)(2) DHE reference products, D.H.E. 45 (DHE injectable solution) and Migranal (DHE liquid nasal spray). The FDA has also communicated to us that the results of the SUMMIT trial may be considered for inclusion in the STS101 prescribing information if the study is adequate and well-controlled and has results supportive of efficacy. We believe that the SUMMIT trial was adequate and well-controlled and that the results from the trial provide a totality of evidence that is supportive of the efficacy of STS101 in the acute treatment of migraine despite STS101 not having demonstrated statistical superiority over placebo on the co-primary endpoints at the two-hour post-administration timepoint. We further believe that STS101 can address unmet needs of many people with migraine, and that the results of the SUMMIT trial, if included in the prescribing information for STS101, if approved by FDA, would provide important treatment information to physicians and patients.

STS101 Clinical Trials

Phase 1 Pharmacokinetic Trials

We have reported results from two Phase 1 PK clinical trials of STS101 in healthy volunteers, the first conducted in 2018 and the second in 2021. In both trials, STS101 demonstrated rapid and sustained DHE plasma concentrations, low pharmacokinetic variability, and a generally favorable safety and tolerability profile. We believe the overall pharmacokinetic profile demonstrated by STS101 5.2 mg in these trials results in robust anti-migraine activity and a favorable safety and tolerability profile.

The Phase 1 PK trial completed in June 2021 compared the DHE blood plasma levels (or PK profiles) of STS101 with the PK profiles of the DHE reference products D.H.E. 45 (DHE injectable solution) administered via intramuscular injection and Migranal (DHE liquid nasal spray). Based on our analyses of the results of this study and our communications with FDA, we believe this Phase 1 PK study establishes the pharmacokinetic bridge to the DHE reference products that is required by FDA to support the filing and potential approval of the STS101 NDA under the 505(b)(2) regulatory pathway.

ASCEND: Phase 3 Safety Trial

In January 2023, we completed our ASCEND trial, in which we enrolled more than 480 subjects with migraine who treated their migraine attacks with STS101 on an as-needed basis for up to approximately 18 months. The key objective of the ASCEND trial was to demonstrate the local nasal safety of STS101, administered repeatedly over time, in the acute treatment of migraine, so as to fulfill the safety exposure requirements previously communicated to us by the FDA, i.e., at least 150 subjects completing six months of treatment with STS101 and potentially at least 50 subjects completing 12 months of treatment, using investigational product incorporating our second-generation STS101 delivery device. Our STS101 NDA includes interim safety results from the STS101 ASCEND trial for more than 150 subjects who completed at least six months of treatment with STS101 incorporating the second-generation nasal delivery device. Based on our communications with FDA, we do not believe additional long-term safety exposure data is necessary to support an NDA filing and potential approval. However, provided we don't sooner decide to terminate the STS101 development program and pursue other strategic alternatives such as dissolution and wind-down, we plan to submit additional final safety data from the ASCEND trial to the NDA as part of the 120-Day Safety Update that we are required by statute to be submit to the FDA within four months of the initial NDA submission. The ASCEND trial results we plan to submit to the NDA as part of the 120-Day Safety Update includes safety data for more than fifty subjects who have completed at least twelve months of treatment with STS101 incorporating the second-generation nasal delivery device.

SUMMIT: Phase 3 Efficacy Trial

Our Phase 3 SUMMIT efficacy trial was a multi-center, single-dose, randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy, safety, and tolerability of single doses of STS101 in the acute treatment of migraine in approximately 1,600 subjects. After establishing eligibility, study participants were randomized (1:1) to receive one of two treatments: STS101 DHE 5.2 mg or matching placebo, both of which incorporated our improved, second-generated nasal delivery device. After randomization, the trial participants were instructed to treat their next migraine attack of moderate or severe pain severity with the allocated blinded study medication. All study participants were trained multiple times in the STS101 administration procedure prior to use, and we provided each participant with an electronic device preloaded with diary software designed to capture relevant trial data.

In November 2022, we announced topline results from our STS101 SUMMIT Phase 3 efficacy trial showing numerical differences in favor of STS101 versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at the two-hour post-administration timepoint (MBS-free). However, these differences did not achieve statistical significance (p-value <0.05).

STS101 did, however, demonstrate statistically significant effects on both freedom-from-pain and MBS-free endpoints by three hours post-dose and at all subsequent timepoints at which efficacy was assessed (4, 6, 12, 24 and 48 hours). In addition, STS101 was statistically superior to placebo on multiple key secondary endpoints considered clinically relevant and recommended for assessment in acute-treatment-of-migraine efficacy trials by the FDA in its current industry guidance document and/or the International Headache Society’s guidelines for controlled trials:

•
Proportion of subjects with pain relief at 2 hours post-dose (p=0.0017) and at all timepoints thereafter
•
Proportion of subjects requiring rescue medication within 24 hours and 48 hours post-treatment (p<0.0001 and p=0.0001, respectively)
•
Proportion of subjects with 24-hour sustained freedom from pain, i.e., the proportion of subjects who reported no headache pain at 2 hours post-dose who remained free from pain at all timepoints through 24 hours (p=0.0479)

Consistent with previous clinical trial experience, STS101 demonstrated a favorable safety and tolerability profile in SUMMIT. The only treatment-emergent adverse event reported by more than 5% of SUMMIT subjects who self-administered STS101 was nasal discomfort, reported by 8.3% of subjects. No treatment-related serious adverse events or cardiovascular events occurred.

The FDA has communicated to us in multiple meetings that a pivotal efficacy trial, such as the STS101 SUMMIT Phase 3 trial, which we completed and announced results from in November 2022, is not required for approval of STS101, as the efficacy of STS101 may be established via a “pharmacokinetic bridge” to the 505(b)(2) DHE reference products, D.H.E. 45 (DHE injectable solution) and Migranal (DHE liquid nasal spray). The FDA has also communicated to us that the results of the SUMMIT trial may be considered for inclusion in the STS101 prescribing information if the study is adequate and well-controlled and has results supportive of efficacy. We believe that the SUMMIT trial was adequate and well-controlled and that the results from the trial provide a totality of evidence that is supportive of the efficacy of STS101 in the acute treatment of migraine despite STS101 not having demonstrated statistical superiority over placebo on the co-primary endpoints at the two-hour post-administration timepoint. We further believe that STS101 can address unmet needs of many people with migraine, and that the results of the SUMMIT trial, if included in the prescribing information for STS101, if approved by FDA, would provide important treatment information to physicians and patients.

EMERGE: Phase 3 Efficacy Trial

Our Phase 3 EMERGE efficacy trial was a multi-center, single-dose, randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy, safety, and tolerability of single doses of STS101 in the acute treatment of migraine in approximately 1,140 subjects. After establishing eligibility, study participants were randomized (1:1:1) to receive one of three treatments: STS101 DHE 3.9 mg, STS101 DHE 5.2 mg or matching placebo, all of which incorporated an earlier first-generation version of our nasal delivery device that we subsequently determined was prone to under-delivering medication under certain conditions. After randomization, the trial participants were instructed to treat their next migraine attack of moderate or severe pain severity with the allocated blinded study medication. All study participants were trained multiple times in the STS101 administration procedure prior to use, and we provided each participant with an electronic device preloaded with diary software designed to capture relevant trial data.

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

Both dose strengths of STS101 did, however, demonstrate statistically significant effects (nominal p-value < 0.05) on both freedom from pain and most bothersome symptom endpoints by three hours post-dose and all subsequent time points. In addition, STS101 demonstrated statistically significant effects on multiple, pre-specified secondary efficacy endpoints.

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

Additional Trials

We and our licensor, Shin Nippon Biomedical Laboratories, Ltd. (SNBL), have completed human factors studies, including a human factors validation study, that we believe support self-administration of STS101 in the outpatient setting for the treatment of migraine and validate the STS101 instructions for use.

We do not plan to undertake additional clinical trials with STS101. We do not plan to conduct further Phase 1 trials or any other additional studies that could be required by the FDA to demonstrate that the coadministration of STS101 and certain other drugs does not result in drug-drug interactions, and without positive results from such further Phase 1 trials or potential other additional studies, the FDA may require a “black box” warning in the label for STS101, if approved, in line with the warnings that are included in the labels for other approved DHE products.

Because migraine affects adolescents (12 to 17 years of age) and children (six to eleven years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018) with which the FDA has agreed. Under the pediatric exclusivity provision of the FDCA, if FDA issues a written request for the pediatric studies and they are conducted pursuant to the written request, STS101 could qualify for an additional six months of marketing exclusivity. Moreover, if the conducted iPSP leads to an approval of STS101 for pediatric migraine patients, then this population could use STS101.

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

In 2022, approximately 19.3 million prescriptions for migraine-specific acute therapies were written in the United States. This figure excludes prescriptions of non-specific therapies, such as nonsteroidal anti-inflammatory drugs (NSAIDs) and acetaminophen, and thus likely understates the total number of prescriptions written for the acute treatment of migraine. The majority of the prescriptions written were for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dosage forms, and two of these molecules are also available in injectable and/or liquid nasal spray dosage forms that may have faster onset of action than oral dosage forms. With respect to DHE products, we will compete with Bausch Health’s Migranal DHE liquid nasal spray and its authorized and third-party generic equivalents as well as the branded injectable DHE product and its generic equivalents. In addition, in September 2021 Impel NeuroPharma announced FDA approval of a DHE liquid nasal spray product that utilizes the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device that requires a multi-step vial-opening, assembly and priming procedure. Impel NeuroPharma received FDA approval for its DHE liquid nasal spray product on the basis of a clinical development program that included only a comparative pharmacokinetic study and an open-label, uncontrolled, repeat-dose safety trial (and not a randomized, controlled, double-blinded Phase 3 efficacy study which the FDA typically requires to support any product-specific marketing claims relating to efficacy). Impel NeuroPharma commenced commercialization of its DHE liquid nasal spray product in the U.S. in late 2021. We believe the Impel product has many of the same limitations as Migranal, does not significantly improve DHE absorption or pharmacokinetics as compared with Migranal to an extent that we believe likely to be clinically relevant, and has not been evaluated for efficacy in any randomized, controlled, double-blinded efficacy trial.

We also face competition from newer oral and nasal-route migraine-specific acute treatments that have been recently approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, two oral gepants, Abbvie’s ubrogepant and Pfizer’s rimegepant, and a liquid nasal spray gepant, Pfizer’s zavegepant, that was approved by FDA in early 2023. Because rimegepant, ubrogepant, zavegepant and lasmiditan are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for rimegepant, ubrogepant, zavegepant and lasmiditan do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant, Rimegepant and zavegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products. Moreover, prescribing of ubrogepant, and to a lesser extent rimegepant, may be complicated by the potential for interactions with a variety of prescription and over-the-counter medicines, vitamins and herbal supplements, with this potential necessitating dose adjustment of or contraindication to ubrogepant. Zavegepant is reported have a relatively high rate of dysgeusia, or taste disturbances, as a side effect.

Although we believe STS101 and our development strategy has potential advantages over DHE liquid nasal sprays and other anti-migraine treatments, there can be no assurance that STS101, if approved, will be able to successfully compete against these products.

Intellectual Property

The commercial success of STS101 depends in part on our ability to obtain and maintain proprietary protection for STS101, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in licensing opportunities to develop and maintain our proprietary position.

With regard to STS101, we have patents and applications to formulations, dosages, devices, and methods of use. As of December 31, 2022, we own or have exclusive license rights under more than sixty U.S. patents and foreign patents and pending applications. In the U.S., we own or have exclusive license rights under ten issued U.S. patents relating to STS101 with estimated expiration dates ranging from 2023 until the end of 2039 (absent any adjustments or extensions of term). Recently-issued and allowed U.S. patents relating to STS101 that we own or are exclusively licensed under include U.S. Patent 10,758,532, issued September 1, 2020, U.S. Patent 10,792,253, issued October 6, 2022, and U.S. Patent Application 16/137,852. If issued, we project future patents resulting from pending U.S. patent applications relating to STS101 will expire between 2033 and 2040 (absent any adjustments or extensions of term). As of December 31, 2022, all but one issued U.S. and foreign patents relating to STS101 were exclusively licensed from SNBL. The pending U.S. and foreign patent applications relating to STS101 are solely owned by us or exclusively licensed from SNBL.

The patent portfolio for STS101 is directed to cover formulations, dosages, devices, and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications and corresponding foreign national and regional counterpart patents and patent applications. As of December 31, 2022, all except one of the issued US patents were exclusively licensed from SNBL. Royalties on products covered by this exclusive license are payable on a product-by-product and country-by-country basis until the latter of the expiration of the last-to-expire patent covering such product and the ten-year anniversary of the first commercial sale of such product in such country. For more information on the SNBL License, see the section titled “Business—Licenses and Collaborations.” We own U.S. patent applications relating to the formulations, dosages, devices and methods of use for DHE and related compounds in the treatment and prevention of headache.

The terms of patents and patent applications, if issued, relating to STS101 in other jurisdictions (including Europe, United Kingdom, Japan, Hong Kong, China, India, Canada, Australia, Brazil, Korea, Mexico, Russia), if the appropriate maintenance, renewal, annuity and other government fees are paid, are expected to expire between 2025 and 2039. We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

The commercial success of STS101 will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Breach of any license agreements or failure to obtain a license to proprietary rights that may be required to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

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

Unless earlier terminated, the SNBL License continues on a country-by-country and product-by-product basis until the expiration of the obligation to pay royalties with respect such product and country. We may terminate the SNBL License in its entirety without cause on ninety days’ prior written notice. SNBL may terminate the SNBL License for our material breach that remains uncured for ninety days. SNBL may also terminate the SNBL License if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, SNBL has the right to terminate the license agreement upon our insolvency.

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

Our product candidate, STS101, is subject to regulation in the United States as a drug-device combination product. If marketed individually, the drug component and the propriety device component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a Center within FDA that will have primary jurisdiction over the product’s regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of STS101, the FDA has confirmed that the primary mode of action is attributable to the drug component of the product. Accordingly, STS101 will be regulated as a drug product by the FDA’s Center for Drug Evaluation and Research, or CDER, which will have primary jurisdiction over premarket development and approval. We are seeking approval of STS101 through an NDA that we submitted to CDER in March 2023 through the 505(b)(2) approval pathway. We do not expect that the FDA will require separate marketing authorization for the proprietary device constituent of STS101. However, the drug delivery device component of STS101 will be subject to consulting review by FDA’s Center for Devices and Radiological Health, and we will be required to comply with applicable provisions of the medical device Quality System Regulation as part of ensuring STS101 complies with cGMP. The FDA has required that we conduct human factors studies to support approval of STS101, which we believe we have successfully completed. To date, we and SNBL have completed a robust human factors program, including a validation study, that we believe supports self-administration of STS101 in the outpatient setting for the treatment of migraine and validates the STS101 instructions for use that we are utilizing.

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

Submission of an NDA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development and testing are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. In March 2023, the FDA informed us that it had granted us a small business waiver of PDUFA filing fees for the STS101 NDA, which we subsequently submitted to the FDA.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, certain other non-physician healthcare professionals including physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. By way of example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed a judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional congressional action. In addition, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Employees and Human Capital Resources

As of December 31, 2022, we had 25 employees, all of whom were full-time. None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

On March 27, 2023, our board of directors approved a plan to reduce our workforce by 9 employees, or approximately 36% of our headcount as of such date, in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. This reduction in force will be effective as of March 31, 2023.

Segment Information

We have one primary business activity and operate one reportable segment.

Facilities

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through April 30, 2023. We do not intend to renew or extend this lease. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2025. We believe these facilities are sufficient for our near-term needs. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable expansion, if needed.

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

Risks Related to Our Business

We do not plan to independently commercialize STS101 in the event that our STS101 new drug application (NDA), which we submitted to the FDA in March 2023, is approved, and we are seeking a strategic transaction partner. If we are unable to timely conclude a strategic transaction with an industrial partner or financial sponsor on favorable terms under which a counterparty will financially support and assume responsibility for completing development of and commercializing STS101 (Potential Strategic Transaction), we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. Moreover, we have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, make it difficult to assess our prospects.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a development-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry.

We are focused on developing a single therapeutic product, STS101 (dihydroergotamine (DHE) nasal powder) for the acute treatment of migraine. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We do not plan to independently commercialize STS101 in the event that our STS101 new drug application (NDA), which we submitted to the FDA in March 2023, is approved, and we are seeking a strategic transaction partner. If we are unable to timely conclude a Potential Strategic Transaction, we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down.

In November 2022, we announced topline data from the SUMMIT trial, which randomized approximately 1,600 migraine subjects to STS101 5.2 mg dose or placebo. Although STS101 showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at the two-hour, post-administration timepoint, these differences did not achieve statistical significance. In January 2023, we completed the ASCEND trial, and in March 2023 we submitted an NDA to the FDA seeking approval of STS101 for the acute treatment of migraine, with or without aura, via the 505(b)(2) regulatory pathway.

We have limited experience as a company in submitting applications for regulatory approvals, such as an NDA. We do not plan to independently commercialize STS101 and our plan is, if feasible, to enter into a Potential Strategic Transaction. Although we are seeking a strategic transaction partner, there can be no assurance that we can timely conclude such a strategic transaction prior to exhausting our financial resources or that the terms of any such transaction will be favorable. For example, the economic benefits to Satsuma under any such transaction may be highly dependent upon future regulatory approval of STS101, which may not occur; future revenues generated by sales of STS101, which may not materialize, or the ability of an industrial partner or financial sponsor to successfully monetize STS101 in the future on favorable terms, which may not occur.

We have had significant operating losses since our inception. Our net losses for the years ended December 31, 2022 and 2021 were approximately $70.1 million and $51.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $211.8 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

We expect to continue to incur losses for the foreseeable future as we continue to develop STS101 and seek a strategic transaction partner. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Annual Report on Form 10-K were we to continue to pursue development and commercialization of STS101. We expect to continue to incur net operating losses as we continue our development efforts and seek a strategic transaction partner. We do not plan to independently commercialize STS101, and all or a significant portion of the economic benefits we receive pursuant to a Potential Strategic Transaction may not be realized until STS101 obtains regulatory approval and is successfully commercialized by the Commercializing Party.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We do not believe that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. We do not plan to raise additional financing, and our failure to conclude a Potential Strategic Transaction may adversely impact our ability to achieve our intended business objectives and could force us to consider other strategic alternatives such as wind-down and dissolution. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to timely conclude a Potential Strategic Transaction. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We would require substantial additional financing to continue operations. We do not plan to raise additional financing as we believe it is unlikely that we would be able to raise substantial additional funds on favorable terms. We have decided to seek a strategic transaction partner and if we are unable to timely conclude a Potential Strategic Transaction we would likely be forced to terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down.

We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Annual Report on Form 10-K were we to continue to pursue development and commercialization of STS101. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Our operating plans may change as a result of many factors currently unknown to us, and our resources may not be sufficient to fund operations until such time as we secure a strategic transaction partner. It is unlikely that adequate funding would be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty and potential local and/or global economic recession, and we may be forced to terminate development of STS101 or pursue other strategic alternatives such as dissolution and wind-down. We do not expect to provide any meaningful economic benefits to our stockholders unless we are able to timely enter into a Potential Strategic Transaction, and we do not know when, or if, that will occur.

We do not plan to raise additional funds through the issuance of equity, equity-linked or debt securities, as those securities would likely have rights, preferences or privileges senior to those of our common stock, and our existing stockholders would likely experience significant dilution. Any debt financing secured by us in the future would likely require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which would decrease available funds for other business activities, and likely involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which would make it more difficult for us to obtain additional capital and to pursue business opportunities. Because we believe that we would be unable to obtain additional financing on favorable terms, if at all, our ability to grow our business or respond to competitive pressures or unanticipated requirements is limited, which may seriously harm our business.

Our future capital requirements, our ability to complete any strategic transaction, and the potential economic benefits that may accrue to us pursuant to a Potential Strategic Transaction depend on many factors, including:

•
the cost, timing and outcome of regulatory review of STS101;
•
scope and costs of manufacturing development and commercial manufacturing activities;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
any product liability or other lawsuits related to STS101;
•
our ability to retain qualified personnel, including personnel to support the continued development of STS101;
•
our ability to conclude a Potential Strategic Transaction, if at all;
•
the costs associated with being a public company; and
•
the timing, receipt and amount of payments, if any, generated by upfront, milestone or royalty payments under any strategic transaction that we may be able to conclude.

It is unlikely that additional funds would be available, should we need them, on terms that would be acceptable to us, or at all. If we are unable to timely conclude a Potential Strategic Transaction, we would likely be required to:

•
terminate the STS101 development program and withdraw the STS101 NDA filing;
•
delay, limit, reduce or terminate our efforts to establish manufacturing capabilities or other activities that may be necessary for a third party to commercialize STS101; or
•
pursue other strategic alternatives, such as dissolution and wind-down.

To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and common stock. We do not anticipate raising additional funds, and our current funds may not be sufficient for us to fund the company until such time as we are able to conclude a Potential Strategic Transaction. Were we to change our plans and seek to raise additional funds, our ability to raise such funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, including pursuant to the Virtu Sales Agreement, our stockholders would likely suffer significant dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

There can be no assurance that we can timely conclude a Potential Strategic Transaction, or any other transaction, prior to exhausting our financial resources or that the terms of any such transaction will be favorable.

It is likely that we will need to complete a Potential Strategic Transaction to continue the development of STS101 through the regulatory review process and the commercialization phase, and to continue our other operations. The strategic transactions that we may consider include a potential business combination or partnership.

Our board of directors and management team have and will continue to devote substantial time and resources to the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees have limited experience with strategic transaction processes. As a result of these and other factors, there is substantial risk that we may not be able to timely complete a Potential Strategic Transaction, or at all. The failure to timely complete a Potential Strategic Transaction would likely materially and adversely affect our business and force us to terminate development of STS101, withdraw our NDA and consider other strategic alternatives, such as dissolution and wind-down.

The terms of a Potential Strategic Transaction may provide that payments to us are contingent upon STS101 achieving regulatory milestones. The failure of STS101 to achieve any such milestones, and any failure to receive such payments, would have a material adverse impact on our financial position.

Even if we are able to timely conclude a Potential Strategic Transaction, the terms of such a strategic transaction are likely to provide for payments to us that are contingent upon STS101 approval and achievement of sales or profitability objectives. There can be no assurance that our STS101 NDA will be approved or that STS101 will achieve sufficient sales or profitability such that we would be eligible to receive such contingent payments. Failure to receive such payments would have a material adverse impact on our financial position and capital needs.

We, or a counterparty to a Potential Strategic Transaction, may fail to timely obtain regulatory approval for STS101 under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of STS101 and could adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.

We as a company have limited experience submitting an NDA or any other marketing application to the FDA or similar filings to comparable foreign regulatory authorities, and any potential counterparty to a Potential Strategic Transaction may also have similar limited experience. An NDA or other similar regulatory filing requesting approval to market a product candidate must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, effective, pure and potent for each desired indication. The NDA or other similar regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. After receiving an NDA submission, the FDA conducts a preliminary review of the NDA and within 60 days of the receipt of the NDA submission either formally accepts the NDA submission for substantive review or issues a Refusal to File Letter detailing the deficiencies in the NDA submission that preclude the FDA from undertaking a substantive review.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. The FDA and applicable foreign regulatory authorities will no permit marketing of STS101 in the United States or in any foreign countries until it receives the requisite approval from the applicable regulatory authorities of such jurisdictions.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of STS101 for many reasons, including:

•
the FDA could determine that our STS101 NDA, which we submitted in March 2023, is not sufficiently complete to permit a substantive review and issue a Refusal to File Letter to us or a counterparty to a Potential Strategic Transaction, the receipt of which would delay approval of STS101 and could adversely affect our ability to conclude a Potential Strategic Transaction and our ability to receive potential future economic benefits under any such transaction;
•
our inability, or the inability of a counterparty to a Potential Strategic Transaction, to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that STS101 is safe and effective for the requested indication;

•
the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
•
our inability, or the inability of a counterparty to a Potential Strategic Transaction, to demonstrate that the clinical and other benefits of STS101 outweigh any safety or other perceived risks;
•
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
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval; or
•
if the FDA determines that STS101 lies within the scope of the non-patent exclusivity for new clinical investigations granted to Impel Pharmaceuticals’ Trudhesa (DHE liquid nasal spray) and as a result postpones approving STS101 until after expiration of the Trudhesa non-patent exclusivity period on September 2, 2024. Although we do not believe that STS101 lies within the scope of the non-patent exclusivity granted for Trudhesa, we cannot be certain that the FDA will not determine otherwise and postpone final approval of STS101 until expiration of the Trudhesa non-patent exclusivity period on September 2, 2024.

Of the large number of pharmaceutical products in development, only a small percentage successfully complete the FDA or other regulatory bodies’ approval processes and are commercialized.

Even if STS101 eventually receives approval from the FDA or applicable foreign agencies, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve STS101 for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency, may not approve it with the labeling that we believe is necessary or desirable for its successful commercialization.

In addition, because migraine affects adolescents (12 to 17 years of age) and children (6 to 11 years of age), pediatric studies are required under the Federal Food, Drug, Cosmetic Act, or the FDCA. To address such requirements, we designed an initial pediatric study plan, or iPSP, consistent with the FDA guidance Migraine: Developing Drugs for Acute Treatment (February 2018). We have received agreement from the FDA on this plan, which the FDA has agreed may be initiated after completing development of STS101 for acute treatment of migraine in adults.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of STS101 and could materially adversely impact our prospects for economic return under a Potential Strategic Transaction.

Although STS101 has generally been well-tolerated in our clinical trials to date, with low adverse event rates reported, if unacceptable side effects arise in any STS101 trials that may be conducted in the future, the Commercializing Party, or the FDA, or the IRBs at the institutions in which STS101 studies are conducted could suspend or terminate any future STS101 clinical trials or the FDA or comparable foreign regulatory authorities could order cessation of clinical trials or deny approval of STS101 for its targeted indications.

Treatment-related side effects in STS101 clinical trials or in the use of approved DHE products could also affect subject recruitment or the ability or willingness of enrolled subjects to complete any STS101 clinical trials, and/or result in potential product liability claims. In addition, if undesirable side effects caused by other available DHE products or DHE products in development, the development and successful commercialization of STS101, if approved, could be negatively affected. The active pharmaceutical ingredient in STS101 (DHE) is contraindicated

for patients with certain pre-existing conditions and the labels of approved DHE products warn against use by patients with cardiovascular risk factors. These contraindications and warnings could limit the use of STS101 following marketing approval, if approved, or cause undesirable side effects in individuals who use STS101 despite these warnings. For example, we received a single report of a treatment-related serious adverse event in an ASCEND trial participant. This adverse event was consistent with a side effect described in prescribing information for DHE and other vasoconstrictive agents, such as triptans. The adverse event occurred following the subject’s sixth use of study medication, and no further occurrences were reported with six subsequent uses of study medication by the subject. Investigation determined the subject’s medical history, which the subject did not disclose to the trial site, included DHE contraindications and fulfilled key trial exclusion criteria that are disqualifying for trial participation. In addition, approved DHE products carry a “black box” warning in their labels for a risk that the coadministration of DHE and certain other drugs, including specific antivirals and antibiotics, may result in elevated levels of DHE in the blood, potentially causing vasospasm that may result in inadequate blood flow to the extremities or the brain. While we believe that the coadministration of STS101 and certain other drugs does not result in clinically significant drug-drug interactions, the FDA may still require the label for STS101, if approved, to include such warning, and this could result in STS101 not achieving its full commercial potential. Treatment-related side effects in STS101 clinical trials or in the use of approved DHE products could also affect subject recruitment or the ability of enrolled subjects to complete any future STS101 clinical trials or result in potential product liability claims.

If STS101 receives marketing approval and undesirable side effects caused by STS101 or by other DHE products are subsequently identified, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw their approval of STS101;
•
the Commercializing Party may be required to recall the STS101 or change the way it is administered to patients;
•
additional restrictions may be imposed on the marketing of the STS101 or the manufacturing processes for STS101 or any component thereof;
•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication similar to those that are currently included with the labels of DHE products;
•
the Commercializing Party may be required to implement a Risk Evaluation and Mitigation Strategy beyond the creation of a Medication Guide outlining the risks of such side effects for distribution to patients;
•
we could be sued and held liable for harm caused to patients;
•
STS101 may become less competitive; and
•
our reputation may suffer.

Any of the foregoing events could prevent STS101 from achieving or maintaining market acceptance, if approved, and adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.

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
•
the ability to manufacture and release adequate commercial supplies on a timely basis;
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
•
the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt STS101 as a solution, particularly in light of STS101’s failure to demonstrate statistically significant effectiveness on the co-primary outcome measures in our EMERGE and SUMMIT trials;
•
the effectiveness of the STS101 sales, marketing and distribution efforts;
•
adverse publicity about STS101 or favorable publicity about competitive products;
•
patients’ willingness to take a dry-powder intranasal medication;
•
potential product liability claims; and
•
global economic, market and industry conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations, and reduced credit availability.

We cannot assure you that STS101, if approved, will achieve broad market acceptance among physicians and patients. Any failure by STS101, if approved, to achieve market acceptance or commercial success could adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.

Even if STS101 obtains regulatory approval, the ability of the party that ultimately commercializes STS101, whether that is the counterparty to a Potential Strategic Transaction us or a third party (the Commercializing Party) to market and promote STS101 may be limited by FDA-approved labeling.

The commercial success of STS101 will likely depend in part upon STS101 receiving sufficiently differentiated FDA-approved product labeling, as compared to other products for migraine. The failure to achieve FDA approval of product labeling containing differentiated information could impair its commercial prospects by preventing advertising and promotion of what we believe are the key features of STS101. As a result, this could impair adoption and prescribing by physicians, favorable pricing or adequate coverage, reimbursement levels by third-party payors and the ability of the Commercializing Party to facilitate broad product trial. This would make STS101 less competitive in the market and consequentially may adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.

We face significant competition in an environment of rapid technological and scientific change, and STS101, if approved, will face significant competition. The failure of STS101 or the Commercializing Party to effectively compete may prevent STS101, if approved, from achieving significant market penetration. Many competitors in the migraine field have significant resources that may be greater than those of the Commercializing Party and as a result the Commercializing Party may not be able to successfully compete.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with STS101. The Commercializing Party will face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical study expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for drug candidates and other resources. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with target physicians for STS101, which could inhibit efforts to penetrate the market with STS101. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among a smaller number of competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, successful development and commercialization of STS101.

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for treatment of migraines generally, which could give such products significant regulatory and market timing advantages over STS101. Competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than STS101 obtains approval and may obtain orphan product exclusivity from the FDA for indications that may be targeted in the future with STS101, which could result in such competitors establishing a strong market position before STS101 is able to enter the market. Even if a generic product is less effective than STS101, it may be more quickly adopted by physicians and patients than STS101 based upon cost or convenience.

The successful commercialization of STS101 by the Commercializing Party will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage, adequate reimbursement levels and implement pricing policies favorable for it. Failure to obtain or maintain coverage and adequate reimbursement for STS101, if approved, could limit the ability of the Commercializing Party to market it and thereby decrease its ability to generate revenue.

The availability of coverage and adequacy of reimbursement by managed care plans, governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products that receive FDA approval. The Commercializing Party’s ability to achieve acceptable levels of coverage and reimbursement for STS101 by third-party payors will have an effect on the ability to successfully commercialize it. A decision by a third-party payor not to cover or separately reimburse for STS101, could reduce physician utilization if approved. Assuming there is coverage for STS101 by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for STS101 and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs have resulted in increasing challenges to prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and adequate reimbursement for particular drugs when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider STS101 as substitutable and only offer to reimburse patients for the less expensive product, if any. For example, there are currently generic versions of both DHE liquid nasal spray products and DHE injectable products, with which STS101 may compete. Even if STS101 demonstrates improved efficacy or improved convenience of administration, pricing of existing third-party therapeutics may limit the amount that the Commercializing Party will be able to charge for it. These third-party payors may deny or revoke the reimbursement status of STS101, if approved, or establish prices for it at levels that are too low to enable the Commercializing Party to realize an appropriate return on its investment. If reimbursement is not available or is available only at limited levels, the Commercializing Party may not be able to successfully commercialize STS101.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require the Commercializing Party to provide scientific and clinical support for the use of STS101 to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries will likely put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that the Commercializing Party is able to charge for STS101. Accordingly, in markets outside the United States, the reimbursement for STS101 may be reduced compared with the United States, may be insufficient to generate commercially-reasonable revenue and profits or may not be sufficient to justify commercialization of STS101 in such markets.

Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development. Failure to successfully develop, receive regulatory approval for and commercialize STS101 would adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.

We have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine, which has not been approved for sale or commercial use. Currently, STS101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for pre-clinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, in particular our ability to provide future economic benefits to our stockholders pursuant to a potential strategic transaction, will depend entirely on the successful development, regulatory approval and commercialization, by the Commercializing Party, of STS101, which may never occur and which we do not plan to control under a Potential Strategic Transaction.

As we continue development of STS101 and pursue a strategic transaction partner, we will continue to incur significant development expenses, as we seek to advance STS101 toward manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved, by the Commercializing Party. If we are unable to conclude a Potential Strategic Transaction, we do not plan to advance STS101 through regulatory approval and, given that we do not plan to raise additional funds that would be required to successfully commercialize STS101, we would likely be forced to terminate development of STS101 and pursue other strategic alternatives, such as dissolution and wind-down. Moreover, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if our STS101 NDA fails to convince the FDA that our clinical trials and the clinical trials of others that we have referenced in our 505(b)(2) NDA demonstrate that STS101 is safe and effective, and therefore STS101 may fail to be commercialized. The challenge of establishing STS101 as being safe and effective may be even more difficult given the failure of STS101 to demonstrate statistically significant effects as compared to placebo on the co-primary endpoints of our EMERGE and SUMMIT trials. Even if approved, STS101 may fail to obtain differentiated product labeling for STS101 as compared to other available products for migraine and, as a result, the commercial prospects for STS101 may be impaired. Any failure to obtain regulatory approval of STS101 would likely have a material and adverse impact on our ability to receive economic returns pursuant to a Potential Strategic Transaction. Even if STS101 successfully obtains regulatory approvals that permit marketing of the product, its revenue will be dependent, in part, upon the size of the markets in the territories regulatory approvals are granted. If the targeted markets or patient subsets are not as significant as we estimate, sales of STS101 may not generate significant revenues, even if approved, adversely affecting potential economic returns to us pursuant to a Potential Strategic Transaction.

The commercial success of STS101 may depend on a number of factors, including the following:

•
our ability to conclude a Potential Strategic Transaction;
•
the capabilities, resources and performance of the Commercializing Party;
•
whether the FDA or similar foreign regulatory agencies require additional clinical trials or other studies beyond those planned to support approval of STS101;
•
the ability of our contract manufacturing partners to consistently manufacture STS101 on a timely basis;
•
the Commercializing Party, as well as any third-party contractors, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMPs;
•
the ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-benefit profile of STS101;
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with STS101;
•
the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•
achieving and maintaining, and, where applicable, ensuring that third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to STS101;
•
the differentiation of STS101 from other available DHE products and other acute treatments of migraine, and the willingness of physicians, operators of hospitals and clinics and patients to adopt and utilize STS101;
•
the ability of the Commercializing Party to successfully develop a commercial strategy and thereafter commercialize STS101 in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with a partner or partners;
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
•
patient demand for STS101, if approved;
•
the ability to establish and enforce intellectual property rights in and to STS101; and
•
the ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

These factors, many of which are, or will be, beyond our control, could lead to significant delays or an inability to obtain regulatory approvals for or commercialize STS101. Even if regulatory approvals are obtained, the Commercializing Party may never be able to successfully commercialize STS101, adversely affecting potential economic returns to us pursuant to a Potential Strategic Transaction. In addition, disruptions caused by the

COVID-19 pandemic may increase the likelihood that difficulties or delays are encountered in initiating, enrolling, conducting or completing future STS101 clinical trials.

While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries it is necessary to comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, requirements for nonclinical studies, clinical trials and commercial sales, as well as pricing and distribution of STS101, and the Commercializing Party may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

STS101 failed to demonstrate a statistically significant difference as compared to placebo on either of the co-primary endpoints in our EMERGE and SUMMIT efficacy trials.

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

In November 2022, we announced topline data from the SUMMIT Phase 3 efficacy trial. Although topline data showed numerical differences in favor of STS101 5.2 mg versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at the two-hours post-administration timepoint, these differences did not achieve statistical significance for either dose strength. Both dose strengths of STS101 did, however, demonstrate significant effects on both freedom from pain and most bothersome symptom by three hours post-dose and later time points. Both STS101 dose strengths were well-tolerated in the EMERGE efficacy trial, with low adverse event rates and no serious adverse events reported.

In addition, it may not be possible to obtain regulatory approval for and successfully commercialize STS101 without conducting further clinical trials in addition to those trials that we have completed. We do not plan to conduct any further STS01 clinical trials, any future clinical trials would need to be undertaken by the Commercializing Party, and there can be no assurance that the results of any future STS101 clinical trials will be sufficient to obtain regulatory approval or support successful commercialization.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent products from being developed, approved, or commercialized in a timely manner or at all, which may adversely affect our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek approvals and adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in November 2022, we announced topline data from the SUMMIT trial. Although STS101 5.2 mg showed favorable numerical differences versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at the two-hour post-administration regulatory timepoint, these differences did not achieve statistical significance. We do not plan to undertake additional STS101 clinical trials, and the Commercializing Party may experience delays in initiating or completing future trials of STS101 that may be required for regulatory approvals or necessary for successful commercialization of STS101. Furthermore, we cannot be certain that any future studies or trials for STS101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•
the COVID-19 pandemic, or other unforeseen events and public health emergencies, including its impact on the providers of healthcare services, such as the healthcare clinics and institutions where we conduct our ongoing clinical trials and may conduct planned clinical trials;
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

The Commercializing Party may experience numerous adverse or unforeseen events during, or as a result of, any future preclinical studies and clinical trials that could delay or prevent its ability, or that of a partner or partners, to receive marketing approval for or successful commercialize STS101, including:

•
they may receive feedback from regulatory authorities that requires that the design of a future clinical trial be modified;
•
clinical trials of STS101 may produce negative or inconclusive results (for example, in the EMERGE and SUMMIT trials, STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints), and the sponsor may decide, or regulators may require the sponsor to conduct additional clinical trials or abandon development of STS101;
•
participants may drop out of clinical trials at a higher rate than anticipated;
•
clinical trial participants may not comply with study protocol procedures and instructions;

•
a sponsor or third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, or be unable to produce sufficient product supply to conduct and complete clinical trials of STS101 in a timely manner, or at all;
•
a sponsor or its investigators might have to suspend or terminate clinical trials of STS101 for various reasons, including non-compliance with regulatory requirements, a finding that STS101 has undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials of STS101 may be greater than anticipated;
•
the quality of STS101 or other materials necessary to conduct clinical trials of STS101 may be insufficient or inadequate;
•
regulators may revise the requirements for approving STS101, or such requirements may not be as anticipated; and
•
future collaborators may conduct clinical trials in ways they view as advantageous to them but that are sub-optimal for a sponsor.

We do not plan to conduct additional clinical trials or other testing of STS101 beyond those already completed or contemplated. If the Commercializing Party is required to conduct additional clinical trials or other testing of STS101 beyond those already completed or currently contemplated, including for purposes of demonstrating the potential efficacy of STS101, if such party or parties is unable to successfully complete clinical trials of STS101 or other testing, and if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our future economic prospects may be adversely affected due to:

•
unplanned costs being incurred;
•
delays in obtaining marketing approval for STS101 or not obtaining marketing approval at all;
•
obtaining marketing approval in some countries and not in others;
•
obtaining marketing approval for indications or patient populations that are not as broad as intended or desired;
•
obtaining marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•
to the imposition of additional post-marketing testing requirements, which could be expensive and time consuming; or
•
having the treatment removed from the market after obtaining marketing approval.

A sponsor could also encounter delays if a clinical trial is suspended or terminated by it, by the IRBs of the institutions in which such trials are being conducted or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as the Commercializing Party could do for STS101, presents additional risks that may delay completion of clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Principal investigators for clinical trials may serve as scientific advisors or consultants to the sponsor from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or a regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit. Any such delay or rejection could prevent or delay commercialization of STS101.

If any future clinical trials of STS101 are unsuccessful, delayed or terminated, its commercial prospects may be harmed, and the ability to generate revenues from sales of STS101 will be delayed or not realized at all. In addition, any delays in completing clinical trials may increase costs, slow down STS101 development and delay its approval process and jeopardize the ability of the Commercializing Party to commence product sales and generate revenues. Any of these occurrences, as well as many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of STS101. If STS101 generally proves to be ineffective, unsafe or commercially unviable, it could have materially and adversely affect our future economic prospects.

If the Commercializing Party encounters difficulties with completion of any future clinical trials, STS101 clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on a sponsor’s ability to enroll a sufficient number of subjects who remain in the study until its conclusion. A sponsor may experience difficulties in subject enrollment in any future clinical trials for a variety of reasons, including as a result of the availability of approved preventive and acute treatments for migraine. The enrollment of subjects depends on many additional factors, including:

•
the subject eligibility criteria defined in the protocol;
•
the general willingness of subjects to enroll in the trial;
•
the sample size of the subjects required for analysis of the trial’s primary endpoints;
•
the proximity of subjects to trial sites;
•
the design of the trial;
•
the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating;
•
the clinical site’s ability to obtain and maintain subject consents;
•
subjects may elect not to participate in future trials of STS101 given STS101 did not achieve statistical significance versus placebo on pre-specified co-primary endpoints in the EMERGE and SUMMIT trials; and
•
clinical trial participants may not comply with study protocol procedures and instructions.

A sponsor’s clinical trials may also compete with other clinical trials for product candidates that seek to treat migraine, and this competition will reduce the number and types of subjects available to enroll in any future trials, because some subjects who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one or more competitors. Since the number of qualified clinical investigators is limited, a sponsor may conduct some of its clinical trials at the same clinical trial sites that some of its competitors use, which will reduce the number of subjects who are available for its clinical trials in such clinical trial sites.

Delays in subject enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect the ability of the Commercializing Party to advance or complete the development of STS101. Furthermore, the COVID-19 pandemic could significantly affect subject enrollment and completion in any future clinical trials to an extent that is not anticipated. Although subjects in our EMERGE, ASCEND, and SUMMIT trials, were generally able to complete their scheduled visits and we were able to collect the essential data from those visits, there can be no assurances that this will continue to be the case with any future clinical trials.

STS101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Further analysis of the results of our clinical trials, or the results of future STS101 clinical trials or nonclinical studies, may show that STS101 may cause undesirable side effects, which could result in the denial or revocation of regulatory approval by the FDA and other regulatory authorities. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

STS101 is a drug-device combination product, which may result in additional regulatory risks.

Our finished drug product and nasal delivery device will be regulated as a drug-device combination product. There may be additional regulatory risks for drug-device combination products, and neither the drug formulation nor nasal delivery device incorporated in STS101 is utilized in any drug-device combination product that has undergone regulatory review for marketing approval. Delays in obtaining regulatory approval for STS101 may arise given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The delivery system device will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. We implemented several minor modifications to the second-generation STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. Failure of the studies conducted by us to satisfy FDA requirements, or the failure of the Commercializing Party, or our third-party providers or suppliers to obtain or maintain regulatory approval could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in STS101 reaching the market.

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

From time to time, we have also disclosed interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the STS101 program, the approvability or commercialization of STS101 and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached the ability, to obtain approval for and commercialize STS101may be harmed, which adversely affect potential economic returns to us pursuant to a Potential Strategic Transaction.

STS101 faces, and will continue to face, significant competition in an environment of rapid technological and scientific change and the failure of the Commercializing Party to effectively compete may prevent STS101, if approved, from achieving significant market penetration. Many competitors in the migraine field may have significantly greater resources than the Commercializing Party, and the Commercializing Party may not be able to successfully compete.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as STS101. For instance, companies actively marketing branded products or that have products in late-stage development for the acute treatment or prevention of migraine which may directly or indirectly compete with STS101 include, but are not limited to, Teva Pharmaceutical Industries, Eli Lilly, Novartis, Abbvie, Pfizer, Lundbeck, Amgen and a number of smaller companies, including Impel Pharmaceuticals, Axsome Therapeutics and Amneal Pharmaceuticals. As well, generic products for the acute treatment or prevention of migraine may directly or indirectly compete with STS101. We expect STS101 to compete on the basis of, among other things, product efficacy and safety, price, extent of adverse side effects experienced and ease of administration. One or more competitors may develop and commercialize competing products that incorporate technologies similar to the proprietary technologies incorporated in STS101 before STS101 can be successfully commercialized by the Commercializing Party, obtain approvals for such products from the FDA more rapidly than STS101, or develop alternative products or therapies that are safer, more effective and/or more cost effective than STS101.

The market in which STS101 will compete is currently dominated by generic triptan products, and also includes other DHE products, newer oral migraine-specific acute treatments and preventive treatments. The majority of the prescriptions written for the acute treatment of migraine are for generic triptans. There are seven FDA-approved triptan molecules available in branded and branded generic/generic oral dose forms, and two of these molecules are also available in injectable and/or liquid nasal spray dose forms that may have faster onset of action than oral dose forms.

With respect to DHE products, STS101 will compete with Bausch Health’s Migranal and several generic versions thereof, which are DHE liquid nasal spray products, as well as branded and generic DHE injectable products. In addition, in September 2021 Impel Pharmaceuticals received FDA approval for and subsequently commercially introduced a DHE liquid nasal spray product, utilizing the same liquid formulation and container closure system as Migranal, but with a different propellant-powered, single-use delivery device. There can be no assurance that STS101, if approved, will be able to successfully compete against such products.

STS101 face competition from newer oral migraine-specific acute treatments that have been approved by FDA and commercially introduced in 2020 such as Eli Lilly’s lasmiditan, a ditan, and two oral gepants, Abbvie’s ubrogepant and Pfizer’s rimegepant, and a nasally-administered gepant, Pfizer’s zavegepant. Because lasmiditan, ubrogepant, rimegepant and zavegepant are thought to act by mechanisms other than vasoconstriction, recommended use is not restricted to patients who do not have cardiovascular risk factors or disease, as is the case for triptan and ergot alkaloid products (including DHE) due to their vasoconstrictive actions. Although the labels for lasmiditan, ubrogepant and rimegepant do not limit use to patients without cardiovascular risk factors or disease, we believe these products have disadvantages. For example, lasmiditan has been reported to commonly cause central nervous system adverse events such as dizziness, somnolence and paresthesia, and the lasmiditan label includes warnings for driving impairment and operation of machinery for at least eight hours after taking a lasmiditan dose, central nervous system depression, serotonin syndrome, and medication overuse headache. Additionally, because lasmiditan has shown potential for abuse and dependence, the U.S. Drug Enforcement Agency, or DEA, has designated lasmiditan as a controlled substance; this designation imposes licensing and documentation requirements upon prescribers and as well restricts distribution. With ubrogepant, rimegepant, and zavegepant, reported efficacy is modest in comparison with efficacy historically reported with triptan and DHE products.

Many STS101 competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than the Commercializing Party may have. If STS101 is successfully approved for marketing, the Commercializing Party will face competition based on many different factors, including the safety and effectiveness of STS101, the ease with which STS101 can be administered and the extent to which patients accept the nasal route of administration, the timing and scope of regulatory approvals for STS101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than STS101. Competitive products may make STS101 obsolete or noncompetitive. Such competitors could also recruit our employees, or the employees of the Commercializing Party, which could negatively impact our ability to realize potential economic returns pursuant to a Potential Strategic Transaction. For additional information regarding our competition, see "Business—Competition" in our Annual Report on Form 10-K for the year ended December 31, 2023.

We do not intend to independently commercialize STS101 and are seeking to conclude a Potential Strategic Transaction pursuant to which the Commercializing Party would commercialize STS101, if approved. If such party does not have or is unable to establish sales capabilities on its own or through third parties, it may not be able to effectively market and sell STS101 in the United States and foreign jurisdictions, if approved, or generate product revenue, adversely affecting potential economic returns to us pursuant to a Potential Strategic Transaction.

We do not intend to independently commercialize STS101 and are seeking to conclude a Potential Strategic Transaction. In order to commercialize STS101, if approved, in the United States and foreign jurisdictions, such party must have or build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and may not be successful in doing so. If STS101 receives regulatory approval, such party could be required to establish a sales organization in the United States with technical expertise and supporting marketing and distribution capabilities to commercialize it, which will be expensive and time consuming. They may have limited prior experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including the ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of internal sales, marketing and distribution capabilities would adversely impact the commercialization of STS101. Such party may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment their own sales force and distribution systems or in lieu of their own sales force and distribution systems. If such party is unable to enter into such arrangements on acceptable terms or at all, they may not be able to successfully commercialize STS101. If they are not successful in commercializing STS101, either on their own or through arrangements with one or more third parties, they may not be able to generate product revenue and our potential future economic prospects may be adversely affected.

We have relied, and we anticipate the Commercializing Party would need to continue to rely, on qualified third parties to supply all components of STS101, and to manufacture supplies of STS101 for commercial sale. As a result, the successful development and commercialization of STS101 is dependent on the supply chain we have established, comprising multiple third parties, most of which are sole source suppliers, for the manufacture of STS101. Should problems arise with any of these suppliers, or if they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our potential future economic prospects.

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either the proprietary dry-powder formulation of DHE component of STS101 or the proprietary pre-filled, single-use, nasal delivery device, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug or device components of STS101 on a clinical or commercial scale. We currently outsource all manufacturing and packaging of STS101 to third parties, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that unsatisfactory quality findings affecting product supplies utilized in our clinical trials will not be found, which could jeopardize regulatory approval of STS101. In particular, any replacement of any STS101third-party supplier could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, issues may be encountered with transferring technology to a new third-party manufacturer, and regulatory delays could result were it necessary to move the manufacturing of STS101, or its components, from one third-party manufacturer to another. Some of the third parties on which we have relied and anticipate the Commercializing Party would need to continue to rely, may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies, and the foregoing challenges could be compounded as a result.

In addition, we do not currently have long-term commercial supply agreements with third-party manufacturers for either the formulation or device components of STS101 or the STS101 finished product. As a result of the foregoing, the Commercializing Party may be unable to enter into agreements for commercial supply with all third-party manufacturers, or may be unable to do so on acceptable terms. Even if these agreements are consummated, or for those agreements that we have already entered into, the various manufacturers utilized for STS101 will likely be single source suppliers to us for a significant period of time. The Commercializing Party may not be able to establish additional sources of supply for STS101 prior to commercialization. Certain of such suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to STS101, and are subject to pre-approval and ongoing inspections by the regulatory agencies. Failure by any suppliers to comply with applicable regulations may result in long delays and interruptions to manufacturing capacity while efforts to secure another supplier that meets all regulatory requirements are pursued.

Reliance on third-party manufacturers (the STS101 CMOs) entails risks to which we would not be subject if we manufactured STS101 ourselves, including:

•
reliance on the third parties for regulatory compliance, quality assurance and hazardous materials handling;
•
the possible breach of the manufacturing and quality agreements by the third parties because of factors beyond our control;
•
the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities; and
•
with respect to any manufacturers with which we do not have a long-term agreement, the possibility that the manufacturer decides to stop supplying or changes the price or other terms of supply.

Any of these factors could cause the delay of required approvals or commercialization of STS101, could prevent successful commercialization of STS101, could cause the suspension of initiation or completion of future clinical trials and regulatory submissions, and could lead to higher product costs.

In addition, the facilities used by the STS101 CMOs to manufacture STS101 are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not directly control manufacturing at the STS101 CMOs, and are completely dependent on them for compliance with current regulatory requirements. If the STS101 CMOs cannot successfully manufacture components of finished product that conforms to our specifications and the regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, the Commercializing Party may not be able to rely on them for the manufacture of STS101. In addition, we have limited control over the ability of the STS101 CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds the facilities of the STS101 CMOs inadequate for the manufacture of STS101 or if such facilities are subject to enforcement action in the future or are otherwise inadequate, it may be necessary to find alternative manufacturing facilities, which would likely significantly and adversely impact future efforts to develop, obtain regulatory approval for or commercialize STS101 and the timing of any such approval and commercialization. We implemented several minor modifications to the STS101 delivery device to improve its performance and we cannot be certain these changes will not result in additional regulatory risks. In addition, if any of the STS101 CMOs are adversely impacted by COVID-19 or other unforeseen events and public health emergencies, or if such events impede the ability of the FDA or a comparable regulatory authority to inspect the facilities used by the STS101 CMOs to manufacture STS101, which could delay approval or commercialization of STS101.

The STS101 CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments.

Additionally, due to COVID-19 pandemic the Commercializing Party may experience interruption of, or delays in completing manufacturing and manufacturing-related activities such as CMO qualification, production equipment manufacture, delivery and qualification, validation of manufacturing processes, manufacture and/or analytical characterization of our product candidate, completion of stability studies and/or manufacture of registration batches of our product candidate required for NDA submission. If the STS101 CMOs were to encounter any of these difficulties, the ability to provide STS101 to subjects in any future clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

We have relied, and we anticipate the Commercializing Party would need to continue to rely, on third-party suppliers for materials used in the manufacture of STS101, and the loss of third-party suppliers or their inability to supply adequate key materials could harm our future economic prospects.

We currently do not have the ability to independently manufacture STS101. We have relied, and we anticipate the Commercializing Party would need to continue to rely, on third-party suppliers, most of which are sole source suppliers, for certain key materials required for the production of the DHE dry-powder formulation of STS101. Dependence on these third-party suppliers and the challenges that may be encountered in obtaining adequate supplies of these materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than other companies or purchasers that are larger than we are. We cannot be certain that our suppliers will continue to provide the Commercializing Party with the quantities of these key materials required to satisfy the anticipated STS101 specifications and quality requirements. Some of these third parties may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies. Any supply interruption in limited or sole sourced key materials could materially harm the manufacture of STS101 until a new source of supply, if any, could be identified and qualified. It may not be possible to find a sufficient alternative supplier in a reasonable time or on commercially reasonable terms. Any performance failure on the part an STS101 supplier could delay the development and potential commercialization of STS101, including limiting supplies necessary for any future clinical trials and regulatory approvals, which could have a material adverse effect on our future economic prospects.

We have relied up on third parties in the conduct of all of our clinical trials. If it is determined these third parties did not successfully carry out their contractual duties or failed to comply with applicable regulatory requirements, regulatory approval for STS101 could be jeopardized.

The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We have relied on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs and consultants, to conduct GCP-compliant clinical trials of STS101 properly and on time. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our STS101 program. Third parties with whom we have contracted may also have relationships with other commercial entities, including our competitors, for whom they may also have concurrently conducted clinical trials or other drug development activities that could harm the competitive position of STS101. The third parties with whom we have contracted for execution of our clinical trials played a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we have relied on these third parties to conduct portions of our clinical trials, we remain responsible for ensuring that each of our clinical trials has been conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities. Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

If it is determined that the third parties conducting our clinical trials did not adequately perform their contractual duties or obligations, or if the quality or accuracy of the data they obtained is found to be compromised due to their failure to adhere to our protocols or to GCPs, or for any other reason, the FDA or other regulatory authorities could decide that clinical trial data collected by these third parties cannot be used to support the STS101 NDA or its potential approval. As a result, STS101 might not obtain regulatory approval in a timely fashion, or at all, adversely affecting our ability to receive economic benefits pursuant to any strategic transaction.

Our recent reduction in force undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our STS101 programs may not achieve its intended outcome.

In March 2023, we implemented a reduction in force affecting approximately 36% of our workforce in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from successfully concluding a Potential Strategic Transaction or from continuing to advance development of STS101 while we pursue such strategic transaction, pursuing, or require us to incur additional and unanticipated costs to hire new personnel. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our ability to timely conclude a Potential Strategic Transaction may be impaired, and we may be forced to terminate development of STS101, withdraw the NDA and pursue other strategic alternatives, such as dissolution and wind-down.

We may conduct additional clinical trials and consider additional headache indications for STS101 to enhance its commercial potential; however, these trials may not produce results necessary to enable additional commercial potential or enhancement of its label.

In addition to the pursuit of initial regulatory approval and successful commercialization of STS101 in the United States, we, or our partner or partners, may conduct additional clinical trials and consider additional headache indications for STS101 to expand its commercial potential, including by potentially conducting clinical programs outside the United States. However, any positive results from our ongoing, planned or future clinical trials of STS101 and results from clinical testing by third parties of other DHE products and product candidates, may not be predictive of the results of any such additional clinical trials. Therefore, there can be no assurance that we will ever be successful enhancing the commercial potential of STS101 or expanding its label.

A Potential Strategic Transaction may not have a successful outcome, which would materially and adversely affect our potential future economic prospects.

•
In pursuing a Potential Strategic Transaction, we face significant competition in seeking appropriate counterparties and may not be able to timely conclude a transaction on terms that are favorable. Moreover, any such transaction may be expensive, complex and time-consuming to negotiate, document and implement and closing could be subject to approvals by our stockholders and governmental authorities, which are not assured, may be abandoned or terminated for numerous reasons at any point in the transaction process prior to closing, which could result in us incurring transaction expenses that cannot be recouped and force us to terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. Furthermore, a counterparty to a Potential Strategic Transaction may not be successful in its efforts to further develop, obtain regulatory approval for or commercialize STS101, we may never receive any future contingent milestone or royalty payments under such a transaction. Further, the terms of any strategic transaction which we are able to conclude may not be favorable to us.

•
The future success of STS101 will depend heavily on the post-closing efforts and activities of a counterparty to a Potential Strategic Transaction, in the event we are able to conclude such a transaction. The risks of relying upon a counterparty to a Potential Strategic Transaction are numerous and may include risks that:
▪
a counterparty will significant discretion in determining the efforts and resources that they will apply to the STS101 program;
▪
a counterparty may elect not pursue development and commercialization of STS101 based on future clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
▪
a counterparty may delay future clinical trials, provide insufficient funding for a future clinical trial program, stop a future clinical trial, abandon a STS101, repeat or conduct new clinical trials or require a new formulation of STS101 for clinical testing;
▪
a counterparty could independently develop, or develop with third parties, products that compete directly or indirectly with STS101;
▪
a counterparty may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
▪
a counterparty’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings;
▪
disputes may arise between us and a counterparty that causes the delay or termination of the development or commercialization of STS101 or that result in costly litigation or arbitration that diverts our management’s attention and resources; and
▪
a counterparty may be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.

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

We own or have an exclusive license under more than sixty U.S. and foreign patents and pending applications. In the U.S., we own or have exclusive license rights under 11 issued and allowed U.S. patents and patent applications relating to STS101 that have expiration dates (absent any adjustments or extensions of term) as late as 2039. We believe the breadth of our patent estate reflects the highly innovative and differentiated nature of our proprietary dry-powder nasal delivery and formulation technologies. With the exception of one issued U.S. patent and several issued or allowed patents in the European Union, Japan and Hong Kong that we own, all of our rights under issued U.S. and foreign patents relating to STS101 are exclusively licensed from SNBL.

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

In some circumstances, we may not have the right to control the preparation, filing, prosecution and enforcement of patent applications, or to maintain the patents, covering technology that we license from third parties. In addition, in some instances, the SNBL License requires us to negotiate in good faith a strategy with respect to enforcement of certain licensed patents against third party infringers, and in some instances, SNBL retains the sole right to initiate and control such actions. Therefore, we cannot be certain that SNBL or any future licensors or collaborators will prosecute, maintain, enforce and defend such intellectual property rights in a manner consistent with the best interests of our business, including by taking reasonable measures to protect the confidentiality of know-how and trade secrets, or by paying all applicable prosecution and maintenance fees related to intellectual property registrations for STS101. We also cannot be certain that our licensors have drafted or prosecuted the patents and patent applications licensed to us in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize STS101 may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

The SNBL License imposes a low single-digit royalty on net sales of STS101 along with certain other obligations on us, and any future licenses, if required, likely will also impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from developing and commercializing STS101 and proprietary technologies. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any current or future licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize STS101, we may be unable to achieve or maintain profitability.

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

•
cause development delays;
•
prevent commercialization of STS101 until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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

Under the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or FDCA, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved drug product. A manufacturer may also submit an NDA under section 505(b)(2) of the FDCA, which may be for a new or improved version of the originally approved drug product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA acceptance or approval of an ANDA or 505(b)(2) NDA for specific timeframes, such as three-year exclusivity available to products submitted with new clinical investigations (other than bioavailability studies) conducted or sponsored by the applicant that are essential to approval of the application. In addition to this non-patent exclusivity, an NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

Accordingly, if STS101 is approved, including through the 505(b)(2) pathway, competitors could file ANDAs for generic versions of STS101. If there are patents listed for STS101 in the Orange Book, those ANDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit. In addition, while we have requested three-year exclusivity based on new clinical investigations conducted for STS101, we cannot predict whether the FDA will agree we have satisfied the requirements to receive such exclusivity for STS101, if approved.

We may not be successful in securing or maintaining non-patent or proprietary patent protection for STS101. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, STS101 could immediately face generic competition and its sales would likely decline rapidly and materially.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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
•
the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
•
similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our product candidates, if approved.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for STS101 or additional pricing pressures.

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

Changes in and actual or perceived failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals within the European Economic Area, or the EEA, including, including clinical trial data. The GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. It has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR also increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have had to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4%

of global turnover. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
•
results from our clinical trials for STS101;
•
results of clinical trials of our competitors’ products;
•
competition from existing products or new products that may emerge;
•
announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating migraine;
•
announcements with regard to the FDA accepting our STS101 NDA for substantive review or refusing to file our STS101 NDA due to deficiencies;
•
announcements of regulatory approval or disapproval of STS101;
•
failure or discontinuation of any of our research and development programs;
•
manufacturing setbacks or delays of or issues with the supply of the materials for STS101;
•
announcements relating to future licensing, collaboration, development or strategic transaction agreements, including the termination of any potential transaction we may announce;
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

We do not currently plan to raise additional capital. However, if we decide to sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. Our ability to utilize NOLs and other tax attributes to offset future taxable income or tax liabilities may be currently limited as a result of prior ownership changes, including in connection with our IPO. Similar rules may apply under our state or foreign tax laws. We have not completed a formal study to determine if any ownership changes within the meaning of Section 382 and 383 of the Code have occurred. It is possible we have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). If an ownership change has occurred, our ability to use our NOLs or tax credit carryforwards may be restricted, which could require us to pay federal or state income taxes earlier than would be required if such limitations were not in effect. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see “Description of Capital Stock” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock or our ability to timely conclude a Potential Strategic Transaction.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock or our ability to timely conclude a Potential Strategic Transaction. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it, and there can be no assurance that we can timely conclude a Potential Strategic Transaction or that the terms of any such transaction will be favorable.

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

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintain certain accounts, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

We collect and maintain data and information that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including infrastructure operated and maintained by our third-party suppliers or providers. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems and facilities to prevent an information compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

Our information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to attack, interruption, damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, denial-of-service attacks, cyberattacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization (including employees or contractors), lost or stolen devices, or persons with access to systems inside our organization. These challenges have been made more difficult by the COVID-19 pandemic and continued hybrid work environment, which are driving greater dependency on electronic monitoring of our clinical trial sites. Such monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks.

The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyberattacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a real or perceived security breach affects our systems (or those of our third-party providers or suppliers) or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of or other processing of personally identifiable information or clinical trial data, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, negative publicity, harm to our reputation, governmental investigation and/or enforcement actions, claims or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of future issued patents or those of any future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Finally, Europe’s planned Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC.

Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 4,148 square feet of office space pursuant to a lease dated January 9, 2018, which continues through April 30, 2023. We do not intend to renew or extend this lease. In addition, we lease approximately 5,043 square feet of office space in Research Triangle Park, North Carolina pursuant to a lease dated August 1, 2019, which continues through July 31, 2025. We believe these facilities are sufficient for our near-term needs. We believe the biotechnology environment in the South San Francisco area offers suitable additional space on commercially reasonable terms to enable expansion, if needed in the future.

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

Holders of Common Stock

As of March 27, 2023, there were approximately 7 holders of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are a development-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which is designed to be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. If we can timely secure a strategic transaction partner to continue development of STS101, and if such potential transaction partner can obtain regulatory approval for and successfully commercialize STS101, we believe STS101 has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines.

In January 2023, we completed our STS101 clinical development program in which a total of more than 1,600 subjects have treated more than 10,000 migraine attacks with STS101. The STS101 clinical development program included multiple Phase 1 clinical trials, two Phase 3 placebo-controlled efficacy trials (the EMERGE and SUMMIT trials) and a long-term, open-label safety trial (the ASCEND trial). We believe the results of our STS101 clinical development program are supportive of the efficacy and safety of STS101. We have also worked to establish, in collaboration with our contract manufacturing partners, the ability to manufacture commercial quantities of STS101 utilizing proprietary processes, custom mold tooling that we own, and custom, automated filling, assembly and packaging equipment that we own.

In May 2022, we completed meetings with the Food and Drug Administration (FDA) related to our clinical data and chemistry, manufacturing and controls (CMC) for our planned new drug application (NDA) for STS101. The purpose of these meetings was to discuss and confirm required nonclinical, clinical and CMC content of the STS101 NDA. In November 2022, we announced topline results from our STS101 SUMMIT Phase 3 efficacy trial showing numerical differences in favor of STS101 versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom (from among photophobia, phonophobia and nausea) at the two-hour post-administration timepoint. However, these differences did not achieve statistical significance (p-value <0.05). In addition, we announced that we do not plan to invest in commercializing STS101 and that we will actively explore alternatives to maximize value for shareholders, while minimizing cash expenditures.

In January 2023, we completed our STS101 ASCEND Phase 3 long-term, open-label safety trial. During the course of the trial, more than 446 subjects treated more than 9,000 attacks with more than 10,500 doses of STS101, with some subjects treating their migraines with STS101 for up to 18 months. STS101 demonstrated a favorable safety and tolerability profile in the ASCEND trial, consistent with clinical experience to date.

In March 2023, we filed an NDA for STS101 with the FDA, and if the FDA accepts the NDA for substantive review, we anticipate the FDA action date for the STS101 NDA will be in January 2024. As has been our longstanding plan, we are seeking FDA approval of STS101 under the 505(b)(2) regulatory pathway that allows us to reference some of the information required for STS101 approval from studies not conducted by Satsuma. Based on written feedback provided to us by the FDA, we believe the results of our completed Phase 1 pharmacokinetic (PK) clinical trials and our ASCEND Phase 3 long-term safety trial are sufficient, in combination with information referenced from studies not conducted by Satsuma, to support FDA approval of STS101.

The FDA has communicated to us in multiple meetings that a pivotal efficacy trial, such as the STS101 SUMMIT Phase 3 trial, which we completed and announced results from in November 2022, is not required for approval of STS101, as the efficacy of STS101 may be established via a “pharmacokinetic bridge” to the 505(b)(2) DHE reference products, D.H.E. 45 (DHE injectable solution) and Migranal (DHE liquid nasal spray). The FDA has also communicated to us that the results of the SUMMIT trial may be considered for inclusion in the STS101 prescribing information if the study is adequate and well-controlled and has results supportive of efficacy. We believe that the SUMMIT trial was adequate and well-controlled and that the results from the trial provide a totality of evidence that is supportive of the efficacy of STS101 in the acute treatment of migraine despite STS101 not having demonstrated statistical superiority over placebo on the co-primary endpoints at the two-hour post-administration timepoint. We further believe that STS101 can address unmet needs of many people with migraine, and that the results of the SUMMIT trial, if included in the prescribing information for STS101, if approved by FDA, would provide important treatment information to physicians and patients.

The clinical portion of our STS101 NDA is supported primarily by clinical trial results, generated with investigational product that incorporates our second-generation, nasal delivery device, from (i) the Phase 1 comparative PK study of STS101 that we completed in June 2021; and (ii) the STS101 Phase 3 ASCEND long-term, open-label safety trial that we completed in January 2023.

We believe our second-generation nasal device, which we introduced into the then-ongoing ASCEND trial in January 2021, in conjunction with improved instructions for STS101 use and training of subjects in our clinical trials, effectively addressed the under-delivery issue first identified with our first-generation delivery device shortly following our announcement of results from the EMERGE Phase 3 efficacy trial in September 2020. Based on our discussions with the FDA, we believe the data in our NDA support approval of STS101 incorporating this second-generation delivery device.

In November 2022 we announced that we do not plan to invest in commercializing STS101 and that we would actively explore alternatives to maximize value for shareholders, while minimizing cash expenditures. Based on the following factors, we revised our business plan and strategy in order to maximize value for our stockholders:

•
results of the Phase 3 SUMMIT trial, in which STS101 did not achieve statistical superiority to placebo on the co-primary outcome measures;
•
our belief, based on review of the SUMMIT trial results in their entirety and our primary market research conducted subsequent to announcement of the SUMMIT trial results, that STS101, if approved and successfully commercialized, has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines;
•
the significant decrease in our stock price that occurred following our announcement of the SUMMIT trial results;
•
current and anticipated future capital market conditions; and
•
our projected need for substantial additional capital were we to continue to develop STS101 through potential regulatory approval and pursue independent commercialization of STS101.

Accordingly, key elements of our revised business plan and strategy are as follows:

•
seek to conclude a strategic transaction with an industrial partner or financial sponsor on favorable terms under which a counterparty will financially support and assume responsibility for completing development of and commercializing STS101 (Potential Strategic Transaction);
•
minimize cash expenditures and continue to invest in and advance the STS101 development program only to the extent necessary to maintain its viability until such time as we may be able to conclude a Potential Strategic Transaction. To this end, in March 2023, we filed an NDA with the FDA for

STS101, and if the FDA accepts the NDA for substantive review, we anticipate the FDA action date for the STS101 NDA will be in January 2024; and
•
seek no further funding, as such funding, if available at all, would likely not be available on terms that would be acceptable or favorable to us.

There can be no assurance that we will be able to successfully execute our revised business plan and strategy, and in the event we are unable to timely conclude a Potential Strategic Transaction on acceptable terms, we may be forced to discontinue development of STS101, withdraw the STS101 NDA and pursue other strategic alternatives, such as dissolution and wind-down.

Our net losses were $70.1 million and $51.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $211.8 million.

Since our inception in June 2016, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We have incurred significant operating losses to date and we expect our operating expenses will decrease significantly as we complete the clinical development of STS101, refine the manufacturing processes and seek regulatory approval of STS101 with the filing of an NDA, the;. In addition, we expect to continue to incur costs associated with operating as a public company and to maintain, protect and enforce our intellectual property portfolio.

In November 2022, we entered into an At-the-Market Sales Agreement (the “Virtu Sales Agreement”), with Virtu Americas LLC (“Virtu”), to sell shares of our common stock, from time to time, through an ATM equity offering program under which Virtu will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Virtu Sales Agreement is deemed an ATM offering under the Securities Act of 1933, as amended. Virtu is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Virtu under the Virtu Sales Agreement. As of December 31, 2022, no shares of common stock have been sold pursuant to Virtu Sales Agreement.

We do not have any products approved for sale and have not generated any product revenue since our inception. Our ability to generate revenues will depend on the successful development of STS101 and eventual commercialization of STS101 by a third party. We do not intend to seek further funding, as we believe such funding, if available at all, would likely not be available on terms that would be acceptable or favorable to us.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $52.5 million. We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Annual Report on Form 10-K were we to continue to pursue development and commercialization of STS101. We believe that this raises substantial doubt about our ability to continue as a going concern. See “Organization and Summary of Significant Accounting Policies—Liquidity” in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we are unable to timely conclude a strategic transaction with an industrial partner or financial sponsor on favorable terms under which a counterparty will financially support and assume responsibility for completing development of and commercializing STS101 (Potential Strategic Transaction) on acceptable terms, we may be forced to discontinue development of STS101, withdraw the STS101 NDA and pursue other strategic alternatives, such as dissolution and wind-down.

Workforce Reduction

On March 27, 2023, our board of directors approved a plan to reduce our workforce by 9 employees, or approximately 36% of the our headcount as of such date (the "Workforce Reduction"), in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. In connection with the Workforce Reduction, the position of Detlef Albrecht, M.D., our Chief Medical Officer, with the Company was eliminated. We estimate that we will incur aggregate charges in connection with the Workforce Reduction of approximately $1.3 million, which relate primarily to severance payments and related continuation of benefits costs, all of which are anticipated to result in future cash expenditures, along with the payment of approximately $0.2 million in accrued benefits including paid-time-off. We expect the majority of these costs to be incurred during the quarter ending March 31, 2023.

The foregoing estimates of the charges and expenditures that we expect to incur in connection with the Workforce Reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Workforce Reduction.

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

As we continue the development of STS101, we, an industrial partner or financial sponsor will incur significantly lower research and development expenses, as we, an industrial partner or financial sponsor refine the STS101 manufacturing processes and seek regulatory approval of STS101 and as a result of the workforce reduction announced in March 2023. Predicting the timing or the cost to complete validation of commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us, an industrial partner or financial sponsor to conduct clinical trials beyond those completed anticipate or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with certainty when or if STS101 will receive regulatory approval.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries, annual cash bonuses, benefits, and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, directors and officers insurance, allocated overhead, including rent, equipment, depreciation, information technology costs, and utilities, and other general operating expenses not otherwise classified as research and development expenses including expenses associated with pre-commercialization activities.

We anticipate that general and administrative expenses will decrease as the result of the workforce reduction announced in March 2023 and termination of pre-commercialization activities due to our decision not to pursue independent commercialization STS101. These costs consist of personnel costs, including salaries, benefits and stock-based compensation expenses, consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest related to our long-term debt and accretion of debt discount, debt issuance costs and final payment.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	Change	% Change
Operating expenses:
Research and development	$44,092	$37,635	$6,457	17%
General and administrative	15,126	13,531	1,595	12%
Impairment loss	11,729	—	11,729	100%
Loss from operations	(70,947)	(51,166)	(19,781)	39%
Interest income	905	157	748	476%
Interest expense	(13)	(163)	150	(92%)
Net loss	$(70,055)	$(51,172)	$(18,883)	37%

Research and Development Expenses

Research and development expenses increased from the year ended December 31, 2021 to the year ended December 31, 2022 primarily due to increase of $6.8 million in clinical trial costs, which was the net of an increase of $7.4 million for the SUMMIT efficacy trial and $0.7 million for NDA preparation work, offset by decrease of $0.3 million for the ASCEND safety trial, and a decrease of $0.8 million for the STS101 Phase 1 trials and other clinical analysis, and a decrease of $0.2 million in recruitment of clinical personnel, as well as increases of $0.6 million in payroll and personnel expenses, including salaries, benefits, bonuses and stock-based compensation expenses, and an increase of $0.3 million in allocated facilities related expenses, partly offset by a decrease of $1.3 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased from the year ended December 31, 2021 to the year ended December 31, 2022 primarily due to an increase of $2.2 million due to increased pre-commercialization activity, partly offset by a decrease of $0.1 million of payroll and personnel expenses, including salaries, benefits, bonuses and stock-based compensation expenses, a decrease of $0.3 million in professional services for consulting, accounting, tax and other administrative fees, and a decrease of $0.2 million in allocated facilities related expenses.

Impairment Loss

During the year ended December 31, 2022, we recorded an impairment loss of $11.7 million consisting of $6.7 million impairment loss to write down the property and equipment to its fair market value, $2.2 million impairment loss to write off prepaid expenses and other current assets related to purchases of property and equipment, and $2.8 million impairment loss to accrue non-cancelable future payments related to purchases of the property and equipment. The impairment loss was a result of our reported topline results from the STS101 SUMMIT Phase 3 efficacy trial and our plan not to invest in commercialization of STS101. We did not record any long-lived asset impairment loss for the year ended December 31, 2021.

Interest Income

Interest income increased from the year ended December 31, 2021 to the year ended December 31, 2022 primarily as a result of the higher interest yields in the year ended December 31, 2022, partly offset by a decrease in average balances of our cash, cash equivalents and marketable securities in the year ended December 31, 2022.

Interest Expense

Interest expense decreased from the year ended December 31, 2021 to the year ended December 31, 2022 primarily attributable to the decrease of outstanding debt balance, which was fully repaid in May 2022.

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

In October 2020, we entered into the SVB Sales Agreement with SVB to sell shares of our common stock, from time to time, through an ATM equity offering program under which SVB acted as our sales agent and pursuant to which we could sell common stock for aggregate gross sales proceeds of up to $50.0 million. In September 2022, we received $9.7 million in net proceeds from the sale of shares of common stock pursuant to the SVB Sales Agreement. On October 26, 2022, we terminated the SVB Sales Agreement. As a result, the ATM equity offering facility under the SVB Sales Agreement is no longer available for use.

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

On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC released a joint statement confirming that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. We received full access to the funds in our deposit and money market accounts on March 13, 2023. In light of actions by the federal government to fully protect deposit accounts, we believe that the impact on our liquidity is immaterial.

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $70.1 million and $51.2 million for the years ended December 31, 2022 and 2021, respectively. We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Annual Report on Form 10-K were we to continue to pursue development and commercialization of STS101. We believe that this raises substantial doubt about our ability to continue as a going concern. See Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment.

Based on our current plans and strategies, we anticipate our operating expenses will decrease as we do not plan to invest in commercializing STS101 and plan to pursue a Potential Strategic Transaction. While less than historically incurred, on-going expenses will be required to continue development of STS101 to maintain its viability for a Potential Strategic Transaction partner.

We do not intend to pursue further funding and, instead, are seeking to conclude a Potential Strategic Transaction with an industrial partner or financial sponsor that would fund further development and commercialization of STS101.

If we are unable to timely conclude a Potential Strategic Transaction, we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. See “Risk Factors” for additional risks associated with substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(51,516)	$(42,997)
Investing activities	43,371	(50,777)
Financing activities	8,739	73,283
Net increase (decrease) in cash and cash equivalents	$594	$(20,491)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $51.5 million for the year ended December 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $70.1 million, adjusted for a decrease in accrued and other current liabilities of $2.6 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $2.7 million, an increase in accounts payable of $0.5 million, impairment loss of $11.7 million, stock-based compensation expense of $5.7 million, and depreciation expense of $0.5 million. The decrease in prepaid expenses and other assets and accrued and other current liabilities and increase in accounts payable were primarily the result of the timing of payments to our vendors.

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

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $43.4 million for the year ended December 31, 2022, which consisted of proceeds from maturities of marketable securities of $91.6 million, which amounts were partially offset by purchases of marketable securities of $47.8 million and purchases of property and equipment of $0.5 million.

Net cash used in investing activities was $50.8 million for the year ended December 31, 2021, which consisted of purchases of marketable securities of $88.6 million and purchases of property and equipment of $2.0 million, which amounts were partially offset by proceeds from maturities of marketable securities of $39.9 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $8.7 million for the year ended December 31, 2022, which consisted of $9.7 million of net cash proceeds from our At-the-Market offering and proceeds from the issuance of common stock under employee share purchase plan of $0.1 million, partially offset by repayment of debt of $1.1 million.

Net cash provided by financing activities was $73.3 million for the year ended December 31, 2021, which consisted of $75.2 million of net cash proceeds from our Private Placement and proceeds from the issuance of common stock under employee plans of $0.1 million, partially offset by repayment of debt of $2.0 million.

Contractual Obligations and Commitments

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

Accrued Research and Development

We monitor the activity under our various agreements with CROs, CMOs and other service providers to the extent possible through communication with each service provider, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. These estimates may or may not match the actual services performed by the service providers. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from our estimates, we will adjust the accrual or amount of prepaid expenses and other current assets accordingly.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $52.5 million, consisting of interest-bearing money market funds, investments in corporate bonds, asset backed securities and foreign government agency bonds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Satsuma Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Satsuma Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 28, 2023

SATSUMA PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$16,429	$15,835
Short-term marketable securities	36,052	77,315
Prepaid expenses and other current assets	2,328	6,698
Total current assets	54,809	99,848
Property and equipment, net	—	6,792
Operating lease right-of-use asset	108	—
Long-term marketable securities	—	2,620
Other non-current assets	22	572
Total assets	$54,939	$109,832
Liabilities
Accounts payable	$1,911	$1,469
Accrued and other current liabilities	6,066	5,943
Operating lease liability	138	—
Debt	—	1,080
Total current liabilities	8,115	8,492
Total liabilities	8,115	8,492
Commitments and Contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 33,152,498 shares and 31,545,564 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	258,642	243,115
Accumulated other comprehensive loss	(30)	(42)
Accumulated deficit	(211,791)	(141,736)
Total stockholders’ equity	46,824	101,340
Total liabilities, preferred stock and stockholders' equity	$54,939	$109,832

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$44,092	$37,635
General and administrative	15,126	13,531
Impairment loss	11,729	—
Total operating expenses	$70,947	$51,166
Loss from operations	(70,947)	(51,166)
Interest income	905	157
Interest expense	(13)	(163)
Net loss	$(70,055)	$(51,172)
Unrealized gain (loss) on marketable securities	12	(71)
Comprehensive loss	$(70,043)	$(51,243)
Net loss per share attributable to common stockholders, basic and diluted	$(2.19)	$(1.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,024,991	29,174,386

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	17,436,978	$2	$162,469	$(90,564)	$29	$71,936
Issuance of common stock upon exercise of stock options	7,932	—	8	—	—	8
Issuance of common stock in private placement financing, net of issuance costs of $4,785	14,084,507	1	75,214	—	—	75,215
Stock-based compensation	—	—	5,364	—	—	5,364
Issuance of common stock upon purchases under employee share purchase plan	16,147	—	60	—	—	60
Other comprehensive loss	—	—	—	—	(71)	(71)
Net loss	—	—	—	(51,172)	—	(51,172)
Balance at December 31, 2021	31,545,564	3	243,115	(141,736)	(42)	101,340
Issuance of common stock under employee share purchase plan	68,473	—	122	—	—	122
Issuance of common stock as part of At-the-Market offering, net of issuance costs of $300	1,538,461	—	9,700	—	—	9,700
Stock-based compensation	—	—	5,705	—	—	5,705
Other comprehensive loss	—	—	—	—	12	12
Net loss	—	—	—	(70,055)	—	(70,055)
Balance at December 31, 2022	33,152,498	$3	$258,642	$(211,791)	$(30)	$46,824

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(70,055)	$(51,172)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	510	393
Amortization of operating lease right-of-use asset	173	—
Loss on disposal of property and equipment	—	618
Non-cash interest expense, and amortization of debt discount and issuance costs	3	48
Amortization of premiums / (accretion of discounts), net on marketable securities	52	651
Stock-based compensation	5,705	5,364
Impairment loss	11,729	—
Changes in assets and liabilities
Prepaid expenses and other assets	2,687	(946)
Accounts payable	466	(1,212)
Accrued and other current liabilities	(2,643)	3,268
Operating lease liabilities, net	(143)	—
Other non-current liabilities	—	(9)
Net cash used in operating activities	(51,516)	(42,997)
Cash flows from investing activities
Purchases of marketable securities	(47,772)	(88,620)
Proceeds from maturities of marketable securities	91,615	39,873
Purchases of property and equipment	(472)	(2,030)
Net cash provided by (used in) investing activities	43,371	(50,777)
Cash flows from financing activities
Repayment of debt	(1,083)	(2,000)
Proceeds from private placement financing, net of issuance costs	—	75,215
Proceeds from At-the-Market offering, net of issuance costs	9,700	—
Proceeds from issuance of common stock under employee plans	122	68
Net cash provided by financing activities	8,739	73,283
Net increase (decrease) in cash and cash equivalents	594	(20,491)
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	15,835	36,326
Cash and cash equivalents, at end of period	$16,429	$15,835
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$5
Cash paid for interest	$14	$126
Supplemental non-cash investing and financing activities:
Operating lease right-of-use asset recorded on the adoption of ASC 842	$80	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$201	$—
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$—	$24

The accompanying notes are an integral part of these financial statements.

SATSUMA PHARMACEUTICALS, INC.

Notes to Financial Statements

1.
Organization and Summary of Significant Accounting Policies

Description of the Business

Satsuma Pharmaceuticals, Inc. (the “Company”) is a development-stage biopharmaceutical company developing a novel therapeutic for the acute treatment of migraine. The Company’s product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which can be quickly and easily self-administered by a proprietary pre-filled, single-use, nasal delivery device. The Company, headquartered in South San Francisco, was incorporated in 2016 in the state of Delaware.

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

In November 2022, the Company entered into an At-the-Market Sales Agreement (the “Virtu Sales Agreement”), with Virtu Americas LLC (“Virtu”), to sell shares of its common stock, from time to time, through an ATM equity offering program under which Virtu will act as its sales agent and pursuant to which the Company may sell common stock for aggregate gross sales proceeds of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Virtu Sales Agreement is deemed an ATM offering under the Securities Act of 1933, as amended. Virtu is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Virtu under the Virtu Sales Agreement. As of December 31, 2022, no shares of common stock have been sold pursuant to this agreement.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $211.8 million as of December 31, 2022. The Company has historically financed its operations primarily through its initial public offering (“IPO”), private placements of its equity securities, an ATM equity offering and borrowings under its former long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. As a result of the reported topline results from the STS101 SUMMIT Phase 3 efficacy trial, the Company does not plan to invest in commercialization of STS101. The Company will continue to look for strategic alternatives and does not plan on raising additional funds. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $52.5 million. The Company’s management believes that the Company’s cash, cash equivalents and marketable securities may not be sufficient to continue as a going concern for a period of one year from the issuance date of these annual financial statements and as such, substantial doubt exists about the Company’s ability to continue as a going concern. Failure to manage discretionary spending may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

During the year ended December 31, 2022, the Company recorded an impairment loss of $11.7 million consisting of $6.7 million impairment loss to write down the property and equipment to its fair market value, $2.2 million impairment loss to write off prepaid expenses and other current assets related to purchases of property and equipment, and $2.8 million impairment loss to accrue non-cancelable future payments related to purchases of the property and equipment. The impairment loss was a result of the reported topline results from the STS101 SUMMIT Phase 3 efficacy trial and the plan not to invest in commercialization of STS101.

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

Segments

The Company operates and manages its business as a single operating and reportable segment, which is the business of developing, seeking regulatory approval for and commercializing STS101 for the acute treatment of migraine. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. No product revenue has been generated since its inception. As of December 31, 2021, the Company’s long-lived assets of $0.1 million were located in the United States and $6.7 million in the United Kingdom. As of December 31, 2022, the balance of the Company's long-lived assets was nil.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all the Company’s cash, cash equivalents and marketable securities are held by Silicon Valley Bank, and the Company historically has relied primarily on Silicon Valley Bank for commercial banking services. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC released a joint statement confirming that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. The Company received full access to the funds in its deposit and money market accounts on March 13, 2023. In light of actions by the federal government to fully protect deposit accounts, the Company has not experienced any credit losses on its deposits of cash or cash equivalents. The Company invests its cash equivalents in marketable securities and money market funds.

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

The Company adopted ASC 842 effective January 1, 2022 using a modified retrospective method and did not restate comparative periods. The Company recognized ROU assets of $0.1 million and lease liabilities of $0.1 million for its operating leases as of January 1, 2022. The adoption of these ASUs did not have any impact on the statements of operations and comprehensive loss and statements of cash flows. See Note 5 for more information related to the Company’s lease obligations.

The reported results for the year ended December 31, 2022 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs incurred. The Company also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of operating leases on the balance sheets and providing additional disclosures about the Company’s leasing activities.

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

In November 2022, the Company reported topline results from the STS101 SUMMIT Phase 3 efficacy trial. Although topline data showed numerical differences in favor of STS101 5.2 mg versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom at two hours post-administration, these differences did not achieve statistical significance. This significant change was a triggering event which resulted in an evaluation of impairment of the Company's property and equipment which were designed for future use in production of STS101 after the commercialization. The Company evaluated the recoverability of the property and equipment by comparing their carrying amount to the future undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that the Company's property and equipment were impaired. As a result, the Company recognized an impairment loss of $11.7 million for the year ended December 31, 2022. No impairment loss was recorded for the year ended December 31, 2021.

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

Comprehensive Income (Loss)

Comprehensive gain or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. In 2022 the Company recorded unrealized gain on marketable securities of less than $0.1 million, and in 2021 the Company recorded $0.1 million of unrealized loss on marketable securities in other comprehensive income (loss).

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

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This ASU provides a lessee with an option to not account for leases with a term of 12 months or less as leases in the scope of this ASU. This ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which delayed the adoption dates for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is allowed. The Company adopted Topic 842 effective January 1, 2022 using a modified retrospective method and did not restate comparative periods. The Company recognized ROU assets of $0.1 million and lease liabilities of $0.1 million for its operating leases as of January 1, 2022. The adoption of these ASUs did not have any impact on the statements of operations and comprehensive loss and statements of cash flows. See Note 5 for more information related to the Company’s lease obligations.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses, which was subsequently updated by ASU 2019-04, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, the FASB issued ASU No. 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is a SRC for fiscal years 2021 and 2022. For the Company this standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

As of December 31, 2022, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2022
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
U.S. government bonds	$18,703	$—	$—	$18,703
Corporate bonds	—	16,941	—	16,941
Asset backed securities	—	408	—	408
Marketable securities	18,703	17,349	—	36,052
Money market funds (1)	16,384	—	—	16,384
Total fair value of assets	$35,087	$17,349	$—	$52,436

(1)
Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	18,724	2	$(23)	18,703
Corporate bonds	16,947	1	(7)	16,941
Asset backed securities	411	—	(3)	408
Marketable securities	36,082	3	(33)	36,052
Money market funds (1)	16,384	—	—	16,384
Total fair value of assets	$52,466	$3	$(33)	$52,436

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

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2022 and 2021.

There were no financial liabilities measured and recognized at fair value as of December 31, 2022 and December 31, 2021.

3.
Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands, except years):

		December 31,
	Useful Life (In Years)	2022	2021
Furniture and fixtures	3-5	$—	$75
Leasehold improvements	Shorter of useful life or lease term	—	62
Machinery and equipment	6	—	1,084
Tooling	6	—	974
Construction in progress	—	—	5,219
		—	7,414
Less: Accumulated depreciation		—	(622)
		$—	$6,792

Depreciation is computed using the straight-line method. Depreciation expense was $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

In 2022, the Company performed a recoverability test for its property and equipment when it was determined that it was more likely than not that the carrying value of the long-lived assets would not be recoverable. As a result, the Company recognized a non-cash impairment loss of $6.7 million for the year ended December 31, 2022, to write down the property and equipment to its fair market value, which was determined to be nil as of December 31, 2022. The Company determined that prepaid expenses and other current assets of $2.2 million related to purchases of property and equipment were impaired as of December 31, 2022. The Company recognized a non-cash impairment loss of $2.2 million for the year ended December 31, 2022, to write off prepaid expenses and other current assets related to purchases of property and equipment. Additionally, as of December 31, 2022, the Company had non-cancelable future payments of $2.8 million related to purchases of the property and equipment. The Company recognized a non-cash impairment loss of $2.8 million for the year ended December 31, 2022, and recorded a $2.8 million accrued impairment loss in accrued and other current liabilities on the Company's balance sheets.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued salaries and benefits	$536	$2,117
Accrued research and development expenses	2,630	3,396
Accrued impairment loss	2,765	—
Accrued professional services	66	361
Other	69	69
	$6,066	$5,943

4.
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

The Company incurred debt issuance costs of $0.1 million, which was presented as reduction of the Term A Loan advance, consistent with the presentation of debt discount. Debt issuance cost and final payment of $0.3 million was recognized as additional interest expense using the effective interest method over the term of the loan.

The Company accreted the final payment due at maturity using the effective interest rate method. The accrued liabilities related to the accretion of the final payment were $0.2 million as of December 31, 2021 and were included in the debt on the Company’s balance sheets.

On May 3, 2022, the Company repaid its entire obligation under the Loan Agreement amounting to $0.4 million, including outstanding loan amount of $0.2 million and final payment of $0.2 million.

5.
Commitments and Contingencies

Operating Leases

On January 9, 2018, the Company entered into an office lease agreement for office space in South San Francisco, California. The lease term was through April 30, 2021 and was amended in March 2021 to extend it through October 31, 2021. In October 2021, the Company entered into second amendment of the office lease agreement which extended the lease term through October 31, 2022. In October 2022, the Company entered into third amendment of the office lease agreement which extended the lease term through April 30, 2023.

In July 2019, the Company entered into a lease agreement to lease another office space in North Carolina. The lease term for this office space was three years and was schedule to expire in July 2022. The lease agreement was amended in February 2022 to extend the lease term through July 31, 2025. The Company had the right to terminate the lease agreement effective as of July 31, 2023 by providing landlord with a written notice on or before January 31, 2023, if the Company failed to achieve certain clinical milestones on or before January 31, 2023. For accounting purposes, the lease term is through July 31, 2023, as it is not reasonably certain that the Company will not exercise its termination option. In January 2023, the lease agreement was amended, which provided the Company the right to terminate the lease agreement effective as of October 31, 2023 by providing landlord with a written notice on or before April 30, 2023.

Rent expense was $0.3 million for the year ended December 31, 2021. As of December 31, 2021, less than $0.1 million of deferred rent representing future minimum rental payments for leases with scheduled rent escalations was included in accrued and other current liabilities on the Company’s balance sheets.

Operating lease cost consists of the following (in thousands):

Year Ended
December 31, 2022
Operating lease cost	$182
Short-term lease cost	139
Total lease cost	$321

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$201
Total minimum lease payments	$201

The maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

December 31, 2022
2023	141
Total undiscounted lease payments	141
Less: imputed interest	3
Total operating lease liability	138
Less: current portion	138
Operating lease liability, net of current portion	$—

As of December 31, 2022, the remaining term for the operating lease in North Carolina was 0.6 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 4.9%. During the year ended December 31, 2022, cash paid for amounts included in operating lease liabilities of $0.1 million was included in cash flows from operating activities on the statements of cash flows.

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made, and these expenditures can be reasonably estimated. As of December 31, 2022 and 2021, the Company did not believe that any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6.
Preferred Stock

As of December 31, 2022 and 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

7.
Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share. Each holder of shares of common stock shall be entitled to one vote for each share thereof held. The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2022	2021
Exercise of outstanding options	5,292,403	3,202,588
Shares of common stock available for grant under the 2019 Plan	665,900	1,493,893
Shares of common stock available for ESPP	724,258	477,276
Total	6,682,561	5,173,757

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

In January 2023, the number of shares of common stock available for issuance under the 2019 Plan was increased by 1,326,099 shares as a result of the automatic increase provision in the 2019 Plan.

Activity under the 2019 Plan and 2016 Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	844,475	3,162,459	$9.31	8.79
Additional shares authorized	697,479
Options granted	(129,000)	129,000	$4.85	9.65
Options exercised	—	(7,932)	$1.04
Options cancelled	80,939	(80,939)	$9.77
Balance, December 31, 2021	1,493,893	3,202,588	$9.14	7.73
Additional shares authorized	1,261,822
Options granted	(2,154,500)	2,154,500	$3.52	9.40
Options cancelled	64,685	(64,685)	$10.21
Balance, December 31, 2022	665,900	5,292,403	$6.84	7.89
Exercisable as of December 31, 2022		2,391,071	$8.62	6.60
Vested and expected to vest, December 31, 2022		5,292,403	$6.84	7.89

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2022 and December 31, 2021.

The aggregate intrinsic value of options vested and expected to vest as of December 31, 2022 and December 31, 2021 was $0 and $2.2 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was less than $0.1 million. No stock options were exercised during the year ended December 31, 2022.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.76 and $3.66 per share, respectively. The total fair value of options vested for the years ended December 31, 2022 and December 31, 2021 was $5.0 and $5.3 million, respectively.

As of December 31, 2022, the total unrecognized stock-based compensation expense for stock options was $9.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company accounts for forfeitures as they occur.

Stock-Based Compensation Associated with Awards to Employees and Non-employees

The Company estimated the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options was valued using the following assumptions:

	December 31,
	2022	2021
Expected term (years)	5.5 - 6.1	5.8 - 6.1
Expected volatility	95.2%-98.2%	91.5%-98.6%
Risk-free interest rate	1.7%-3.4%	0.6%-1.4%
Dividend yield	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

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

The Company issued 68,473 and 16,147 shares under the ESPP for the years ended December 31, 2022 and December 31, 2021, respectively. Shares authorized for future purchase under the ESPP were 724,258 at December 31, 2022. In January 2023, the number of shares of common stock available for issuance under the ESPP was increased by 331,524 shares as a result of the automatic increase provision in the ESPP. The offering period and purchase period is determined by the board of directors. As of December 31, 2022, no new offerings had been authorized.

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes option pricing model.

	December 31,
	2022	2021
Expected term (years)	0.5	0.5
Expected volatility	60.2%-86.4%	58.8%
Risk-free interest rate	0.1%-2.2%	0.50%
Dividend yield	0%	0%

Stock-Based Compensation Expense

Total stock-based compensation expense recorded was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$2,010	$1,777
General and administrative	3,695	3,587
Total	$5,705	$5,364

The above stock-based compensation expense related to the following equity-based awards:

	Year Ended December 31,
	2022	2021
Stock options	$5,662	$5,338
ESPP	43	26
Total	$5,705	$5,364

9.
Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(70,055)	$(51,172)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,024,991	29,174,386
Net loss per share attributable to common stockholders, basic and diluted	$(2.19)	$(1.75)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	5,292,403	3,202,588
Shares committed under ESPP	—	33,203
Total	5,292,403	3,235,791

10.
Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2022 and 2021. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The differences between the statutory tax expense (benefit) rate and the effective tax expense (benefit) rate, were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Tax at federal statutory income tax rate	$(14,711)	$(10,746)
Change in valuation allowance	14,748	12,877
Permanent differences	223	141
Research and development credits	(1,081)	(2,374)
State income taxes	(132)	(346)
Other	953	448
Tax at effective income tax rate	$—	$—

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$30,706	$27,511
Research and development credit carryforwards	4,676	3,514
Property and equipment	1,428	—
Capitalized research and experimentation expenses	8,352	—
Stock-based compensation	1,210	1,189
Operating lease liability	29	—
Accruals and other	688	432
Gross deferred tax assets	47,089	32,646
Less: Valuation allowance	(47,066)	(32,318)
Deferred tax assets, net of valuation allowance	23	328
Deferred tax liabilities:
Property and equipment	—	(328)
Operating lease right-of-use asset	(23)	—
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had federal and state net operating loss carryforwards (“NOLs”) of $145.4 million and $3.3 million, respectively. The federal NOLs consist of: (1) $4.7 million generated before January 1, 2018, which will begin to expire in 2036 but are able to offset 100% of taxable income; and (2) $140.8 million generated after December 31, 2017 that will carryforward indefinitely, but are subject to an 80% taxable income limitation beginning in tax years after December 31, 2020 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (PL 116-136). The state NOLs will begin to expire in 2036.

The Company also has California state research and development (“R&D”) credit carryforwards of $0.9 million, which do not expire and Federal R&D credit carryforwards of $5.1 million which will begin to expire in 2036.

As part of the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), certain eligible companies have the ability to convert a portion of their R&D tax credits to offset payroll tax liabilities. As of December 31, 2022, the Company had converted $1.2 million of its federal R&D credits to be utilized as an offset against future payroll taxes.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation ("R&E") activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2022 was $1.2 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance as of January 1, 2021	$156
Increase related to current year tax positions	213
Increase related to prior year tax positions	38
Balance as of December 31, 2021	$407
Increase related to current year tax positions	958
Decrease related to prior year tax positions	(137)
Balance as of December 31, 2022	$1,228

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2022, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months following the date of the filing of this Annual Report on Form 10-K.

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

12.
Subsequent Events

On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure, the Company held assets valued at $0.9 million in deposit and money market accounts with Silicon Valley Bank. The Company received full access to the funds in its deposit and money market accounts on March 13, 2023. In light of actions by the federal government to fully protect deposit accounts, the Company does not expect its operations will be materially impacted by the closure of Silicon Valley Bank.

On March 27, 2023, the Company's board of directors approved a plan to reduce its workforce by 9 employees, or approximately 36% of its total headcount as of such date (the "Workforce Reduction"), in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. In connection with the Workforce Reduction, the position of Detlef Albrecht, M.D., our Chief Medical Officer, with the Company was eliminated. The Company estimates that it will incur aggregate charges in connection with the Workforce Reduction of approximately $1.3 million, which relate primarily to severance payments and related continuation of benefits costs, all of which are anticipated to result in future cash expenditures, along with the payment of approximately $0.2 million in accrued benefits including paid-time-off. The Company expects the majority of these costs to be incurred during the quarter ending March 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2022, based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 27, 2023, our board of directors approved a plan to reduce our workforce by 9 employees, or approximately 36% of the our headcount as of such date (the "Workforce Reduction"), in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. In connection with the Workforce Reduction, the position of Detlef Albrecht, M.D., our Chief Medical Officer, with the Company was eliminated. We estimate that we will incur aggregate charges in connection with the Workforce Reduction of approximately $1.3 million, which relate primarily to severance payments and related continuation of benefits costs, all of which are anticipated to result in future cash expenditures, along with the payment of approximately $0.2 million in accrued benefits including paid-time-off. We expect the majority of these costs to be incurred during the quarter ending March 31, 2023.

The foregoing estimates of the charges and expenditures that we expect to incur in connection with the Workforce Reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Workforce Reduction.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
EXHIBITS

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5

4.6	Description of Capital Stock				X

10.1	Lease Agreement, dated January 9, 2018, by and between Satsuma Pharmaceuticals, Inc. and Kashiwa Fudosan America, Inc.	S-1	8/16/2019	10.1

10.2(a)†	Amended and Restated Licensing and Assignment Agreement, dated December 16, 2016, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(a)

10.2(b)†	First Amendment to Amended and Restated Licensing and Assignment Agreement, dated January 13, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(b)

10.2(c)†	Second Amendment to Amended and Restated Licensing and Assignment Agreement, dated as of April 27, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(c)

10.2(d)†	Third Amendment to the Amended and Restated Licensing and Assignment Agreement, dated October 6, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(d)

10.3	Loan and Security Agreement, dated as of October 26, 2018, by and between Silicon Valley Bank and the Company.	S-1	8/16/2019	10.3

10.4(a)#	2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(a)#

10.4(b)#	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(b)#

10.5(a)#	2019 Incentive Award Plan.	S-1/A	9/3/2019	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(d)

10.6#	2019 Employee Stock Purchase Plan.	S-1/A	9/3/2019	10.6

10.7(a)#	Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(a)#

10.7(b)#	First Amendment to Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(b)#

10.8#	Offer Letter, dated June 12, 2017, by and between Satsuma Pharmaceuticals, Inc. and Detlef Albrecht.	S-1	8/16/2019	10.8#

10.9#	Offer Letter, dated December 21, 2018, by and between Satsuma Pharmaceuticals, Inc. and Tom O’Neil.	S-1	8/16/2019	10.9#

10.10#	Non-Employee Director Compensation Program.	S-1/A	9/3/2019	10.10

10.11	Form of Indemnification Agreement for Directors and Officers	S-1	8/16/2019	10.11

10.12#	Form Change in Control and Severance Agreement.	S-1/A	9/3/2019	10.12

10.13	At-The-Market Sales Agreement by and between the Registrant and Virtu Americas LLC, dated November 3, 2022.	8-K	11/3/2022	1.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Satsuma Pharmaceuticals, Inc.

Date: March 28, 2023	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Tom O’Neil
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kollins	President and Chief Executive Officer	March 28, 2023
John Kollins	(Principal Executive Officer)

/s/ Tom O’Neil	Chief Financial Officer	March 28, 2023
Tom O’Neil	(Principal Financial and Accounting Officer)

/s/ Elisabeth Sandoval Little	Director	March 28, 2023
Elisabeth Sandoval Little

/s/ Heath Lukatch	Director	March 28, 2023
Heath Lukatch

/s/ Ken Takanashi	Director	March 28, 2023
Ken Takanashi

/s/ Michael Riebe	Director	March 28, 2023
Michael Riebe

/s/ Mutya Harsch	Director	March 28, 2023
Mutya Harsch

/s/ Rajeev Shah	Director	March 28, 2023
Rajeev Shah

/s/ Thomas B. King	Director	March 28, 2023
Thomas B. King

/s/ Tom Soloway	Director	March 28, 2023
Tom Soloway