Form 10-K/A
period 2022-12-31
Satsuma Pharmaceuticals, Inc.
filed 2023-04-28
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39041

Satsuma Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3039831
(State or other jurisdiction of incorporation or organization) 4819 Emperor Boulevard, Suite 340	(I.R.S. Employer Identification No.)
Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 410-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STSA	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

SATSUMA PHARMACEUTICALS, INC.

Amendment No. 1 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

EXPLANATORY NOTE

Unless the context requires otherwise, references in this report to “Satsuma” the “Company,” “we,” “us,” and “our” refer to Satsuma Pharmaceuticals, Inc.

On March 28, 2023, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the Original Form 10-K). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company has decided to file the Part III information prior to the filing of its definitive proxy statement. Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 28, 2023, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors is currently composed of nine members. Information with respect to our directors as of March 31, 2023 is set forth below:

Name	Age	Position/Office Held With the Company	Director Since
Class I Directors
John Kollins	60	Director, President and Chief Executive Officer	2016
Elisabeth Sandoval Little(1)	61	Director	2019
Thomas King(2)	68	Director	2017

Class II Directors
Rajeev Shah(3)	45	Director	2016
Ken Takanashi(1)	58	Director	2016
Thomas Soloway(1)	56	Director	2020

Class III Directors
Mutya Harsch(3)	48	Director	2021
Michael Riebe(2)	63	Director	2017
Heath Lukatch(2)(3)	55	Director	2016

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Nominating and Corporate Governance Committee.

Class I Directors

John Kollins, Director, President and Chief Executive Officer. Mr. Kollins has served as a member of our Board and as our President and Chief Executive Officer since July 2016. Since 1989, Mr. Kollins has worked in the biopharmaceutical industry in Director, CEO, executive management, business and corporate development, and commercial roles. He has extensive experience working in CNS-focused biopharmaceutical companies, including Transcept Pharmaceuticals, where he served from June 2012 to October 2014 as Senior Vice President, Chief Business Officer, Renovis, Elan Pharmaceuticals and Athena Neurosciences. He currently serves on the board of Cyrano Therapeutics, Inc. From November 2014 until co-founding Satsuma Pharmaceuticals in June 2016, Mr. Kollins was Managing Director of Parnassus Advisors, LLC, which he founded to provide strategic consulting and corporate development services to biopharmaceutical companies. In addition, Mr. Kollins previously served successively as Chief Business Officer, Chief Operating Officer and Chief Executive Officer and Director at OXiGENE, Inc., a publicly traded biopharmaceutical company, and in executive roles at CovX and Immunex Corporation. Mr. Kollins earned an M.B.A. from the University of Virginia’s Darden School and an engineering degree from Duke University. We believe that Mr. Kollins extensive leadership and operating experience in the pharmaceutical and biopharmaceutical industry, including experience consulting for biopharmaceutical companies, provides him with the qualifications and skills necessary to serve as a member of our Board.

Elisabeth Sandoval Little. Ms. Sandoval Little has served as a member of our Board since May 2019. Ms. Sandoval Little currently serves as a consultant to the pharmaceutical industry. From September 2016 to April 2019, Ms. Sandoval Little served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy of Alder Biopharmaceuticals, a public biopharmaceutical company. Before joining Alder, Ms. Sandoval Little was Chief Commercial Officer for Kythera Biopharmaceuticals, a publicly traded biopharmaceutical company, acquired by Allergan in 2015, from March 2012 to October 2015. Before Kythera, Ms. Sandoval Little was Vice President of Marketing for Bausch and Lomb Surgical from November 2010 to November 2012. From October 1987 to October

2010, Ms. Sandoval Little held various senior commercial roles at Allergan, a publicly traded company, including Vice President of Global Marketing at Allergan. Ms. Sandoval Little also currently serves on the board of directors of VYNE Therapeutics and Procept BioRobotics Corporation, and previously served on the board of directors of Intersect ENT. Ms. Sandoval Little began her career in research and development at Johnson & Johnson’s Ethicon division. She holds an M.B.A. from Pepperdine University and a B.S. in Biology from the University of California, Irvine. We believe that Ms. Sandoval Little is qualified to serve on our Board because of her background working in the life sciences industry and her experience as an officer of biopharmaceutical companies provides her with the qualifications and skills necessary to serve as a member of our Board.

Thomas King. Mr. King has served as a member of our Board since September 2017. He has served as an independent biotechnology consultant and advisor since August 2016. Mr. King served as a member of the board of directors of VIVUS, Inc., a publicly traded pharmaceutical company, from May 2017 to December 2020, serving as interim Chief Executive Officer from December 2017 to April 2018 and interim President from April 2018 to May 2018. Previously, Mr. King served as President, Chief Executive Officer and a member of the board of directors of Alexza Pharmaceuticals, Inc., a publicly traded pharmaceutical company, from June 2003 to August 2016. From October 2015 to August 2016, Mr. King also served as Chief Financial Officer and Chief Accounting Officer of Alexza Pharmaceuticals, Inc. From September 2002 to April 2003, Mr. King served as President, Chief Executive Officer and a member of the board of directors of Cognetix, Inc., a privately held biopharmaceutical development stage company. From January 1994 to February 2001, Mr. King held various senior executive positions at Anesta Corporation, a publicly traded pharmaceutical company, including President and Chief Operating Officer from January 1995 to January 1997 and President and Chief Executive Officer from January 1997 to October 2000, and was a member of the board of directors from January 1995 until it was acquired by Cephalon, Inc., a publicly traded biopharmaceutical company. Mr. King currently serves on the board of directors of Achieve Life Sciences, Inc., a publicly traded specialty pharmaceutical company, Concentric Analgesics, Inc. and Kinaset Therapeutics, Inc., both privately held biotechnology companies. Mr. King received a B.A. in chemistry from McPherson College and an M.B.A. from the University of Kansas Graduate School of Business. We believe that Mr. King’s extensive leadership experience in the pharmaceutical and biopharmaceutical industry, including experience with small and large development stage pharmaceutical companies, and his experience serving on several boards of directors of both public and private companies, provides him with the qualifications and skills necessary to serve as a member of our Board.

Class II Directors

Rajeev Shah. Mr. Shah has served as a member of our board of directors since December 2016. Since 2004, Mr. Shah has been a managing partner at RA Capital Management, L.P., a multi-stage investment manager dedicated to evidence-based investing in public and private healthcare and life science companies that are developing drugs, medical devices, diagnostics, services and research tools. Mr. Shah is currently a member of the board of directors of the public companies Solid Biosciences, Inc. and Black Diamond Therapeutics, Inc. Mr. Shah was previously a member of the board of directors of Kala Pharmaceuticals, Inc., from July 2015 through October 2021, KalVista Pharmaceuticals, Inc. from June 2015 through April 2018, Ra Pharmaceuticals, Inc. from July 2015 through April 2020, and Eidos Therapeutics from March 2018 through August 2020. Mr. Shah is a member of the board of directors of a number of private biotechnology companies. Mr. Shah holds a B.A. in Chemistry from Cornell University. We believe Mr. Shah is qualified to serve on our board of directors because of his leadership and financial experience at RA Capital Management, his experience in the biopharmaceutical industry, and his experience with life sciences investments.

Ken Takanashi. Mr. Takanashi has served as a member of our Board since June 2016. Mr. Takanashi currently serves as Executive Vice President at Shin Nippon Biomedical Laboratories Ltd., where he has been employed since 2004. Prior to joining Shin Nippon Biomedical Laboratories Ltd., Mr. Takanashi was employed by Suasa Kristal (M) Bhd. from December 1996 to December 2002, most recently as Executive Director and General Manager. He also served as Business Development Manager for Mitsubishi Corporation from April 1987 to November 1996. Mr. Takanashi also currently serves on the board of directors of Wave Life Sciences, Ltd., TMS Co., Ltd. and Shin Nippon Biomedical Laboratories Ltd., public biopharmaceutical companies, as well as on the board of directors of several private companies. Mr. Takanashi is a Chartered Public Accountant in Delaware. Mr. Takanashi received a B.A. from The University of Tokyo, and an M.B.A. from The University of Warwick, Coventry U.K. We believe Mr. Takanashi’s experience as an officer and director of pharmaceutical and biopharmaceutical companies provides him with the qualifications and skills necessary to serve as a member of our Board.

Thomas Soloway. Mr. Soloway has served as a member of our Board since July 2020. He currently serves as Chief Executive Officer of T-knife Therapeutics, Inc., a privately-held next-generation adoptive T-cell therapy company leveraging its proprietary humanized T-cell receptor (HuTCR) mouse platform to treat solid tumors, a position he has held since December 2020. From October 2015 to September 2020, Mr. Soloway served as a senior member of the executive team of Audentes Therapeutics, Inc., where he most recently served as Executive Vice President and Chief Operating Officer. In addition, Mr. Soloway serves on the board of directors of Third Harmonic Bio, a public biopharmaceutical company, and has served in this capacity since August 2022. Prior to joining Audentes, Mr. Soloway served as the Senior Vice President and Chief Financial Officer of Ascendis Pharma A/S, from January 2014 until September 2015. Prior to Ascendis, Mr. Soloway held various positions, including Chief Financial Officer and Executive Vice President, Chief Operating Officer at Transcept Pharmaceuticals, Inc., from September 2002 to December 2013. Prior to Transcept, Mr. Soloway was a Principal with Montreux Equity Partners, where he was responsible for sourcing, structuring and leading life-sciences focused venture capital investments. Mr. Soloway earned a B.S. in Entrepreneurial Studies from the University of Southern California and an M.B.A. from the Georgetown University McDonough School of Business. We believe Mr. Soloway’s extensive leadership and operating experience in the pharmaceutical and biopharmaceutical industry provides him with the qualifications and skills necessary to serve as a member of our Board.

Class III Directors

Mutya Harsch. Ms. Harsch has served as a member of our board of directors since October 2021. Ms. Harsch currently serves as General Counsel, Chief Legal Officer and Secretary of VYNE Therapeutics, a publicly traded biopharmaceutical company, a position she has held since March 2020. Prior to joining VYNE, Ms. Harsch was with Foamix Pharmaceuticals Ltd., from January 2018 to March 2020, serving most recently as General Counsel and Chief Legal Officer. She has over 20 years of legal experience, previously holding positions as Special Counsel, Mergers & Acquisitions, at Cooley LLP from 2015 to 2017, as a corporate lawyer at Davis Polk & Wardwell from 1999 to 2003 and 2005 to 2015, and as Assistant General Counsel at Warner Chilcott from 2003 to 2005. Ms. Harsch received her J.D. and B.A. degrees from the University of California at Berkeley. We believe that Ms. Harsch is qualified to serve on our Board because of her background working in the life sciences industry and her experience as an officer of a publicly-traded biopharmaceutical company provides her with the qualifications and skills necessary to serve as a member of our Board.

Heath Lukatch. Dr. Lukatch has served as the chairperson of our Board since December 2016. Dr. Lukatch is Founder and Managing Partner of Red Tree Venture Capital, a life sciences venture capital firm. From 2015 to 2020, Dr. Lukatch worked at TPG where he was Partner, Managing Director and Life Sciences Investment Team Leader in TPG’s Biotech, Growth and RISE platforms. In 2006, Dr. Lukatch co-founded Novo Ventures’ San Francisco office, where he was a Partner through 2015. Prior to joining Novo Ventures, Dr. Lukatch was a Managing Director responsible for biotechnology venture investments at Piper Jaffray Ventures and SightLine Partners. Dr. Lukatch currently serves as Chairman of Acrigen Biosciences, Magnus Medical and Satsuma Pharmaceuticals (STSA) and is a board member at Cargo Therapeutics, Excellergy and Vaxcyte (PCVX). Previously Dr. Lukatch was Chairman of Cianna Medical (acquired by Merit Medical), Engage Therapeutics (acquired by UCB), Inogen (INGN) and Spinifex (acquired by Novartis), and served on multiple life sciences company boards, including: Amira (acquired by BMS), AnaptysBio (ANAB), Elevation Pharma (acquired by Sunovion), FoldRx (acquired by Pfizer), InSound Medical (acquired by Sonova), Synosia Therapeutics (acquired by BioTie), and Viacyte (acquired by Vertex). Dr. Lukatch is currently a board observer at Alladapt and Ceribell and he previously was a board observer at Alios BioPharma (acquired by J&J), Dynavax (DVAX), Fluidigm (FLDM) and SI-Bone (SIBN). Prior to becoming an investor, Dr. Lukatch worked as a strategy consultant with McKinsey & Company and was co-founder and CEO of AutoMate Scientific, a biotechnology instrumentation company. In addition, he was a bench scientist at Chiron, Roche Bioscience and Cetus, doing molecular biology, electrophysiology and protein chemistry, respectively. Dr. Lukatch received his Ph.D. in Neuroscience from Stanford University where he was a DOD USAF Fellow, and his B.A. with high honors in Biochemistry from the University of California at Berkeley. We believe that Dr. Lukatch’s extensive industry experience, his experience with venture capital investments, and his experience of serving on the board of directors for several biopharmaceutical and healthcare companies provides him with the qualifications and skills necessary to serve as a member of our Board.

Michael Riebe. Dr. Riebe has served as a member of our Board since October 2017. Dr. Riebe previously served as a Sr. Director, Scientific Project Management at AstraZeneca Pharmaceuticals, from January 2022 until his retirement in April 2023. Prior to this position, Dr. Riebe was Vice President, Inhalation Product Development at AstraZeneca Pharmaceuticals since May 2016. Prior to joining AstraZeneca Pharmaceuticals, Dr. Riebe was employed by Pearl Therapeutics from January 2013 to June 2016, most recently as Senior Vice President. He also previously served as Vice President of Research and Development for iCeutica, Inc. from January 2012 to December 2012. Dr. Riebe received a B.A. in Chemistry from Kalamazoo College, and a Ph.D. from the University of Wisconsin Madison. We believe Dr. Riebe’s experience as an officer of pharmaceutical and biopharmaceutical companies provides him with the qualifications and skills necessary to serve as a member of our Board.

Executive Officers

The following sets forth information about our executive officers as of March 31, 2023.

Name	Age	Position(s)
John Kollins	60	President and Chief Executive Officer
Tom O’Neil	58	Chief Financial Officer

The following is biographical information as of March 31, 2023 for our executive officers other than John Kollins, whose biographical information is included in the section above titled “Board of Directors.”

Tom O’Neil, Chief Financial Officer. Mr. O’Neil has served as our Chief Financial Officer since January 2019. Previously, Mr. O’Neil served as Chief Financial Officer at Protagonist Therapeutics, Inc., a public biopharmaceutical company, from February 2016 to January 2019. Prior to that, he served as Chief Financial Officer for Arcadia Biosciences, Inc., a biopharmaceutical company, from March 2015 to September 2015. From January 2014 to July 2014, Mr. O’Neil served as Chief Financial Officer of Sorbent Therapeutics, Inc., a biopharmaceutical company. From September 2011 to December 2013, Mr. O’Neil served as a consultant to Sorbent and a variety of health care and technology companies. From December 2009 to August 2011, Mr. O’Neil served as Vice President of Finance & Administration of ChemGenex Pharmaceuticals Ltd., a biopharmaceutical company. From March 2007 to May 2009, Mr. O’Neil served as Vice President of Finance & Administration of Nodality, Inc., a biotechnology company. Mr. O’Neil received a BA in International Relations from Pomona College, and an M.B.A. from the UCLA Anderson Graduate School of Management.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at https://investors.satsumarx.com/corporate-governance. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.

Anti-Hedging Policy

Our Board has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees. The policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as zero-cost collars and forward sale contracts, or otherwise engaging in transactions that hedge, or are designed to hedge, any decrease in the market value of the Company’s equity securities, or that may cause an officer, director or employee to no longer have the same objectives as the Company’s other stockholders.

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. Our Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices our Board follows with respect to Board and committee composition and selection, Board meetings, Chief Executive Officer performance evaluation and succession planning. A copy of our Corporate Governance Guidelines is available on our website at https://investors.satsumarx.com/corporate-governance.

Independence of the Board of Directors

As required under the Nasdaq Global Market (“Nasdaq”) rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Our Board currently consists of nine members. Our Board has determined that all of our directors, other than Mr. Kollins, qualify as “independent” directors in accordance with Nasdaq listing requirements. Mr. Kollins is not considered independent because he is an employee of Satsuma Pharmaceuticals, Inc. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exists that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers. As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board are comprised entirely of directors determined by the Board to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

Leadership Structure of the Board

Our bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer and to implement a lead director in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. Dr. Lukatch currently serves as the chairperson of our Board. In that role, Dr. Lukatch presides over the executive sessions of the Board and serves as a liaison between management and the Board.

Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. While our Board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Our Board has the following standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:

•
appoints our independent registered public accounting firm;
•
evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•
determines the engagement of the independent registered public accounting firm;
•
reviews and approves the scope of the annual audit and pre-approves the audit and non-audit fees and services;
•
reviews and approves all related party transactions on an ongoing basis;
•
establishes procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;
•
discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•
approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•
monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
•
discusses on a periodic basis, or as appropriate, with management the Company’s policies and procedures with respect to risk assessment and risk management;
•
is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;
•
annually reviews and assesses internal controls and treasury functions including cash management procedures;
•
investigates any reports received through the whistleblower hotline and reports to the Board periodically with respect to the information received through the ethics helpline and any related investigations;
•
reviews our critical accounting policies and estimates; and
•
reviews the Audit Committee charter and the committee’s performance at least annually.

The current members of our Audit Committee are Mr. Soloway, Ms. Sandoval Little and Mr. Takanashi. Mr. Soloway serves as the chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq rules. Our Board has determined that Mr. Soloway is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq.

Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. Our Board has determined that each of Mr. Soloway, Ms. Sandoval Little and Mr. Takanashi are independent under the applicable rules of the SEC and Nasdaq. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the Audit Committee charter is available to security holders on the Company’s website at https://investors.satsumarx.com/corporate-governance.

Compensation Committee

Our Compensation Committee oversees policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves or recommends to our Board corporate goals and objectives relevant to the compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The Compensation Committee also reviews and approves or makes recommendations to our Board regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer). The Compensation Committee reviews the performance of our Chief Executive Officer and makes recommendations to our Board with respect to his compensation and our Board retains the authority to make compensation decisions relative to our Chief Executive Officer. The Compensation Committee will review and evaluate, at least annually, the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter. The current members of our Compensation Committee are Mr. King, Dr. Lukatch and Dr. Riebe. Mr. King serves as the chairperson of the committee. Each of the members of our Compensation Committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The Compensation Committee’s charter permits it to delegate its authority and responsibilities to individual members of the Compensation Committee or to a subcommittee of Compensation Committee members. A copy of the Compensation Committee charter is available to security holders on the Company’s website at https://investors.satsumarx.com/corporate-governance.

Our Compensation Committee has retained the Rewards Solutions practice at Aon plc (“Aon”), a nationally-recognized compensation consulting firm, to serve as its independent compensation consultant and to conduct market research and analysis on our various executive positions, to assist the committee in developing appropriate incentive plans for our executives on an annual basis, to provide the committee with advice and ongoing recommendations regarding material executive compensation decisions, and to review compensation proposals of management. Aon reports directly to the Compensation Committee and does not provide any non-compensation related services to the Company. The Compensation Committee reviewed the independence of Aon, employing the independence factors specified in the listing requirements of Nasdaq. Based on this assessment, the Compensation Committee determined that the engagement of Aon does not raise any conflicts of interest or similar concerns. In addition, the Compensation Committee evaluated the independence of its other outside advisors to the Compensation Committee, including outside legal counsel, considering the same independence factors and concluded their work for the Compensation Committee does not raise any conflicts of interest.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters. The current members of our Nominating and Corporate Governance Committee are Dr. Lukatch, Ms. Harsch and Mr. Shah. Dr. Lukatch serves as the chairman of the committee. Each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of Nasdaq relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the Nominating and Corporate Governance Committee charter is available to security holders on the Company’s website at https://investors.satsumarx.com/corporate-governance.

Our Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including but not limited to the following:

•
experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•
experience as a board member of another publicly held company;
•
professional and academic experience relevant to the Company’s industry;
•
strength of the candidate’s leadership skills;
•
experience in finance and accounting and / or executive compensation practices;
•
whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable; and
•
geographic background, gender, age and ethnicity.

Currently, our Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. For a stockholder to make any nomination for election to the Board at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not later than 90 days prior to the date of the annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our bylaws. As set forth in our bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s indirect and direct interests in shares of the Company’s common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our bylaws, as amended and restated to date, which is available, without charge, from our Corporate Secretary, at 4819 Emperor Boulevard, Suite 340, Durham, NC 27703.

Meetings of the Board of Directors, Board and Committee Member Attendance and Annual Meeting Attendance

Our Board met 4 times and acted by unanimous written consent 3 times during 2022. The Audit Committee met 4 times and did not act by unanimous written consent. The Compensation Committee met 5 times and acted by unanimous written consent one time. The Nominating and Corporate Governance Committee did not meet. During 2022, each Board member attended at least 75% of the meetings of the Board and of the committees of the Board on which he or she served, in each case, to the extent appointed as a Board member at the relevant time of each meeting. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders; however, attendance is not mandatory. In 2022, five out of nine of our directors attended the annual meeting of stockholders.

Stockholder Communications with the Board of Directors

Should stockholders wish to communicate with the Board or any specified individual directors, such correspondence should be sent to the attention of the Corporate Secretary, at 4819 Emperor Boulevard, Suite 340, Durham, NC 27703. The Corporate Secretary will forward the communication to the Board members.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2022, our Compensation Committee consisted of Mr. King (chairperson), Dr. Lukatch and Dr. Riebe. None of the members of our Compensation Committee during 2022 nor any of the current members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or Compensation Committee of any entity that has one or more executive officers on our Board or Compensation Committee.

Board Diversity

Among our nine board members, 2 self-identify as women and 4 self-identify as diverse.

	Board Diversity Matrix as of 4/28/2023
Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	7	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	2	—	—
Hispanic or Latinx	1	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	5	—	—
Two or More Races or Ethnicities	1	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The following discusses our executive compensation program for our 2022 named executive officers (“NEOs”). As an “emerging growth company” as defined in the JOBS Act, we are not required to include a

Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In addition, as an emerging growth company, we are not required to hold an advisory vote to approve the compensation of our NEOs, or “say-on-pay” vote.

Our Compensation Committee, the members of which are appointed by our Board, is responsible for establishing, implementing and monitoring our compensation philosophy and objectives. We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2022 and their positions with the Company were as follows:

•
John Kollins, President and Chief Executive Officer;
•
Detlef Albrecht, Chief Medical Officer; and
•
Tom O’Neil, Chief Financial Officer.

Dr. Albrecht’s employment as Chief Medical Officer was terminated by the Company, effective as of March 31, 2023. The Company intends to terminate the employment of its remaining NEOs, Mr. Kollins and Mr. O’Neil, effective as of the closing of (i) a tender offer by SNBL23 Merger Sub, Inc., a Delaware corporation (“Purchaser”) and a direct wholly owned subsidiary of Shin Nippon Biomedical Laboratories, Ltd., a Japanese corporation (“Parent”) to acquire any and all of the issued and outstanding common stock, par value $0.0001 per share of the Company (the “Offer”) and (ii) following the completion of the Offer, the merger of Purchaser with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

2022 Summary Compensation Table

The following table sets forth total compensation earned by our NEOs for the fiscal years ending om December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Total ($)
John Kollins	2022	530,000	1,379,812	—	1,909,812
Chief Executive Officer	2021	500,000	—	330,000	830,000
Detlef Albrecht	2022	460,782	519,137	—	979,919
Chief Medical Officer	2021	434,700	—	191,268	625,968
Tom O’Neil	2022	417,710	519,137	—	936,847
Chief Financial Officer	2021	382,000	—	168,080	550,080

(1)
Amounts reflect the full grant date fair value of option awards computed in accordance with ASC Topic 718. See Note 8 of the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the assumptions used in calculating these amounts.
(2)
Amounts generally represent the annual performance-based cash incentive earned by our NEOs based on the achievement of certain corporate performance objectives and individual performance during the fiscal year. For 2022, no annual performance-based cash incentive amounts were earned or paid to the NEOs. Please see the descriptions of the annual performance incentive payments generally paid to our NEOs and the rationale behind why the Company did not pay any such cash incentive for the fiscal year 2022 under “2022 Incentive Compensation” below.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2022.

			Option Awards
Name	Vesting Commencement Date(1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
John Kollins	1/18/2017		92,805	—	0.90	1/18/2027
	1/18/2017		109,042	—	1.04	5/1/2028
	4/19/2017	(2)	13,298	—	0.90	4/19/2027
	5/15/2019	(3)	237,361	28,816	4.56	5/15/2029
	3/4/2020		120,312	54,688	29.00	3/4/2030
	12/3/2020		120,000	120,000	4.60	12/3/2030
	6/30/2022		—	505,000	3.46	6/30/2032
Detlef Albrecht	6/19/2017		51,063	—	0.90	7/20/2027
	6/19/2017		30,851	—	1.04	5/1/2028
	5/15/2019	(3)	59,708	7,760	4.56	5/15/2029
	3/4/2020		41,250	18,750	29.00	3/4/2030
	12/3/2020		40,000	40,000	4.60	12/3/2030
	6/30/2022		—	190,000	3.46	6/30/2032
Tom O’Neil	1/31/2019		72,884	1,596	1.04	1/31/2029
	5/15/2019	(3)	58,050	7,540	4.56	5/15/2029
	3/4/2020		41,250	18,750	29.00	3/4/2030
	12/3/2020		40,000	40,000	4.60	12/3/2030
	6/30/2022		—	190,000	3.46	6/30/2032

(1)
Except as otherwise noted, the options vest as to 25% of the shares on the one-year anniversary of the vesting commencement date and vest as to 1/36th of the remaining shares monthly thereafter, such that all awards will be vested on the four-year anniversary of the vesting commencement date, subject to continued service through each applicable vesting date. See the paragraphs below under the heading “Executive Compensation Arrangements” for information about the impact of a change of control on vesting of these equity awards.
(2)
Upon achievement of a qualified financing on February 1, 2018, (i) 66,489 of the shares subject to the option on the date of such financing vested and (ii) the remaining shares subject to the option vested in equal monthly installments thereafter.
(3)
The shares subject to the option vest as to 1/48th of the shares subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service through each applicable vesting date. See the paragraphs below under the heading “Executive Compensation Arrangements” for information about the impact of a change of control on vesting of these equity awards.

Narrative to 2022 Summary Compensation Table and Outstanding Equity Awards at 2022 Fiscal Year End

Executive Compensation Philosophy & Compensation Mix

We believe our executive compensation program is designed to be closely aligned with stockholders’ interests. While base salary and an annual performance-based cash incentive opportunity incentivize the achievement of shorter-term goals, our long-term equity awards represent a longer-term compensation structure that promotes retention and continuous commitment to the longer-term strategies and operating results of the Company. We further believe this compensation mix rewards each executive, including the NEOs, for their individual contributions to the Company, both present and future. At this phase in our growth cycle, a majority of the annual total direct compensation of our NEOs is directly tied, through the use of equity awards, to the longer-term growth in the value of our common stock.

Executive Compensation Process

The Compensation Committee oversees our executive compensation program (including our executive compensation policies and practices), administers our various equity plans and approves or makes recommendations regarding the compensation of our executive officers, including our NEOs, to the Board. The Compensation Committee reviews the performance of each NEO to determine whether to make any changes to their compensation. The Compensation Committee approves such changes or presents its recommendations to our Board for review and final approval.

Our Chief Executive Officer, John Kollins, makes recommendations to the Compensation Committee regarding the salary, annual cash incentive award, and equity awards for the executive officers other than himself, including the NEOs. At the Compensation Committee’s request, Mr. Kollins reviews with the Compensation Committee the individual performance of each of the other executive officers, including each of our NEOs. The Compensation Committee gives considerable weight to Mr. Kollins’ evaluations and determines whether the recommended changes in each executive officer’s compensation, if any, are appropriate.

The Compensation Committee receives support from Aon in designing our executive compensation program and analyzing competitive market practices. In addition, Mr. Kollins participates in some of the Compensation Committee meetings (by invitation), providing input from our executive team on organizational structure, executive development, and financial analysis.

While the Compensation Committee does not establish compensation levels based solely on a review of competitive market data, it believes that such data is a useful tool in its deliberations as it recognizes that our compensation policies and practices must be competitive in the marketplace for us to be able to attract, motivate, and retain qualified executive officers. Generally, the Compensation Committee reviews our executive compensation relative to our established competitive market (based on an analysis of the compensation policies and practices of a select group of peer companies) every year. The Compensation Committee uses the competitive market data when evaluating all aspects of executive compensation. The Compensation Committee engages Aon to assist with updating our compensation peer group and assessing the competitiveness of our executive compensation program.

2022 Salaries

We use base salary to compensate our NEOs for their experience, skills, knowledge, role and responsibilities. When establishing the base salaries of our NEOs, our Board of Directors and the Compensation Committee consider a variety of factors, including each NEO’s seniority and level of responsibility as well as competitive market data and our ability to find a replacement if the individual left our employment. The base salary of each NEO is reviewed annually and adjusted from time to time to reflect performance and realign with market data. In March 2022, upon recommendation of the Compensation Committee, the Board approved increasing Mr. Kollins’ annual base salary from $500,000 to $530,000, Dr. Albrecht’s annual base salary from $434,700 to $ 460,782, and Mr. O’Neil’s annual base salary from $382,000 to $404,920. In July 2022, upon recommendation of the Compensation Committee, the Board approved increasing Mr. O’Neil’s annual base salary from $404,920 to $430,500.

2022 Incentive Compensation

We generally use cash incentive compensation to motivate our NEOs to achieve our annual operational objectives, while making progress towards our longer-term growth and other corporate goals. At the beginning of each year, typically in January, the Board generally approves a set of technical, operational, and financial goals for the Company for that year which are key drivers in determining the eventual cash incentive compensation for that year. The Compensation Committee recommends target annual cash incentive compensation targets for our NEOs to our Board for its consideration and approval. Each NEO’s target cash incentive is expressed as a percentage of base salary which can be achieved by meeting corporate goals at target level. The 2022 annual cash incentive targets for Mr. Kollins, Dr. Albrecht and Mr. O’Neil were set at 60%, 40% and 40% of their respective base salaries.

For 2022, our NEOs were eligible to earn annual cash incentives based on the achievement of certain corporate performance objectives approved by the Compensation Committee and the Board. For 2022, the Board set

corporate performance goals in the two broad strategic areas of (i) advancing our therapeutic program and (ii) building corporate capabilities (including financial goals). This approach was consistent with our general compensation policy of paying for performance by setting aggressive performance goals and rewarding our employees through an annual cash incentive bonus program that is based primarily upon achievement of these goals. Following its review and determinations of corporate and individual performance for 2022, our Board determined there would be no payout to our NEOs under the annual cash incentive program.

Equity Compensation

We use equity awards to motivate and reward our executive officers for long-term corporate performance based on the value of the Company’s common stock and, thereby, align the interests of our executive officers with those of our shareholders. We believe equity provides appropriate long-term incentive and retention of our executive officers.

We granted stock option awards to our NEOs in fiscal year 2022 under the 2019 Plan with respect to 505,000 shares, 190,000 shares and 190,000 shares for each of Mr. Kollins, Dr. Albrecht and Mr. O’Neil, respectively, each of which vest 25% of the shares on June 30, 2023 and 1/36th of the remaining shares monthly thereafter, such that all awards will be vested on the four year anniversary of the vesting commencement date, subject to continued service through each applicable vesting date.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We currently do not match employee contributions. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Perquisites, Reimbursements and Other Benefits

We provide limited perquisites to our NEOs when our Compensation Committee determines that such perquisites are necessary or advisable to fairly compensate or incentivize our employees. For fiscal year 2022, we did not provide perquisites or other personal benefits to our NEOs.

Executive Compensation Arrangements

We entered into new severance agreements with each of our NEOs in August 2019, which superseded in their entirety the severance under the prior employment agreements with us, as described below.

John Kollins

Under our severance agreement with Mr. Kollins, if his employment with us is terminated without “cause” or he resigns for “good reason” (as each is defined in the severance agreement), he will be entitled to receive: (i) 12 months of continued base salary and (ii) payment or reimbursement of the cost of continued healthcare coverage for 12 months. In lieu of the foregoing benefits, if Mr. Kollins’ employment with us is terminated without “cause” or he resigns for “good reason” during the three-month period prior to, or the 12-month period following, a change in control (as defined in the 2019 Plan), he will be entitled to receive: (i) 18 months of continued base salary, (ii) payment or reimbursement of the cost of continued healthcare coverage for 18 months, (iii) an amount equal to 18 months of his annual bonus for the year of termination assuming 100% of target performance and (iv) full accelerated vesting of any of his unvested equity awards (except any performance awards). The foregoing severance benefits are subject to his delivery of an executed release of claims against us and continued compliance with his confidentiality agreement with us.

Detlef Albrecht and Tom O’Neil

Under our severance agreement each of with Dr. Albrecht and Mr. O’Neil, if his employment with us is terminated without “cause” or he resigns for “good reason” (as each is defined in the applicable severance agreement), he will be entitled to receive: (i) nine months of continued base salary and (ii) payment or reimbursement of the cost of continued healthcare coverage for nine months. In lieu of the foregoing benefits, if his employment with us is terminated without “cause” or he resigns for “good reason” during the three-month period prior to, or the 12-month period following, a change in control (as defined in the 2019 Plan), he will be entitled to receive: (i) 12 months of continued base salary, (ii) payment or reimbursement of the cost of continued healthcare coverage for 12 months, (iii) an amount equal to 12 months of his annual bonus for the year of termination assuming 100% of target performance and (iv) full accelerated vesting of any of his unvested equity awards (except any performance awards). The foregoing severance benefits are subject to his delivery of an executed release of claims against us and continued compliance with his confidentiality agreement with us.

The severance agreements with each of our NEOs includes a “best pay” provision, pursuant to which, in the event any payment or benefit the NEO would receive pursuant to the agreement or otherwise would be subject to an excise tax under Section 4999 of the Code, the NEO will receive the greater of (i) the full amount of such payments and benefits or (ii) a reduced amount such that no portion is subject to an excise tax under Section 4999 of the Code, whichever is more favorable to the NEO on an after-tax basis.

Under the NEO’s severance agreements, “good reason” is defined as (i) a material reduction in their duties, authority or responsibilities, (ii) a material reduction by us of their annual base salary or annual bonus or incentive compensation opportunity, (iii) a requirement by us that their principal place of employment relocate to a location more than 30 miles from their principal place of employment immediately prior to their termination or our requiring they be based anywhere other than such principal place of employment (or permitted relocation thereof), (iv) any action or inaction that constitutes an uncured, material breach by the Company of any agreement between us and them, or any uncured, material breach by us of a policy relating to the benefits to which they are entitled and (v) in the case of Mr. Kollins’ severance agreement, a requirement by us that he report to a corporate officer or employee instead of directly to the Board.

Under the NEO’s severance agreements, “cause” is defined as the occurrence of any of the following: (i) their willful and continued failure to perform their material duties to the us that goes uncured after notice is provided; (ii) their willful or intentional conduct that causes or is expected to cause material and demonstrable injury to us; or (iii) their conviction of, or a plea of nolo contendere to, a crime constituting (A) a felony under the laws of the United States or any state thereof, or (B) a misdemeanor involving moral turpitude.

Detlef Albrecht Separation Agreement

The Company and Mr. Detlef entered into a separation agreement and general release of claims effective March 31, 2023 whereby the Company agreed to make, in exchange for Mr. Detlef agreeing to be bound by the terms and conditions of the separation agreement: (i) a lump sum payment, within 14 days of the effective date of the separation agreement in the amount of $345,586.50, subject to all applicable payroll taxes and deductions; and (ii) a payment in the amount of $38,564.08 for the equivalent of nine months of Mr. Detlef’s grossed up COBRA reimbursement.

Compensation Risk Assessment

Consistent with the SEC’s disclosure requirements, we have assessed our compensation programs for all employees. We have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. Management has evaluated our executive and employee compensation and benefits programs to determine if these programs’ provisions and operations create undesired or unintentional risk of a material nature. The risk assessment process includes a review of program policies and practices; analysis to identify risks and risk controls related to our compensation programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, the effectiveness of our risk controls and the impacts of our compensation programs and their risks to our strategy. Although we periodically review all compensation programs, we focus on the programs with variability of payout, with the ability of a participant to directly affect payout and the controls on participant action and payout. In relation to this, we believe that our incentive compensation arrangements provide incentives that do not encourage risk taking beyond our ability to effectively identify and manage significant risks and are compatible with effective internal controls and our risk management practices.

The Compensation Committee monitors our compensation programs on an annual basis and expects to make modifications as necessary to address any changes in our business or risk profile.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)(2)(3)	5,292,403	$6.84	1,390,158	(4)
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	5,292,403	$6.84	1,390,158

(1)
Consists of the 2019 Incentive Award Plan (the “2019 Plan), the 2019 Employee Stock Purchase Plan (the “ESPP”) and the 2016 Equity Incentive Award Plan (the “2016 Plan”). Following the Company’s initial public offering, no new awards were granted under the 2016 Plan and the remaining shares available for issuance under the 2016 Plan became available for issuance under the 2019 Plan.
(2)
The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2020 and ending in 2029 equal to the lesser of (A) four percent of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board; provided, however, that no more than 10,000,000 shares of stock may be issued upon the exercise of incentive stock options.
(3)
The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2020 and ending in 2029 equal to the lesser of (A) one percent of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such number of shares of stock as may be determined by the Board; provided, however, no more than 3,000,000 shares of stock may be issued under the ESPP.
(4)
Consists of 665,900 shares available for issuance under the 2019 Plan and 724,258 shares available for issuance under the ESPP as of December 31, 2022.

Director Compensation

We do not provide directors who are also our employees any additional compensation for their service as directors. In connection with our initial public offering in September 2019, we adopted a compensation program for our non-employee directors (the “Director Compensation Program”), which was recently amended: (i) effective January 1, 2022 to add an additional Product development & commercialization committee; and (ii) effective July 1, 2022, to increase the fees associated with the annual cash retainer from $35,000 to $40,000 and membership in the Compensation committee from $10,000 to $12,000 for the chairperson and $5,000 to $6,000 for other members as well as the increase in stock compensation associated with the Annual Grant (as defined below) from 20,000 shares of common stock to 30,000 shares of common stock.

Under the amended Director Compensation Program, each non-employee director now receives an annual retainer of $40,000, the chairperson of our board will receive an additional annual cash retainer in the amount of $30,000, and non-employee directors who serve on one or more committees are eligible to receive the following annual committee fees:

Committee (through December 31, 2022)	Chair	Other Members
Audit committee	$15,000	$7,500
Compensation committee	12,000	6,000
Nominating and corporate governance committee	8,000	4,000
Product development and commercialization committee	8,000	4,000

For fiscal year 2022, each non-employee director who is elected or appointed to our Board would automatically receive an option to purchase 40,000 shares of our common stock upon the director’s initial appointment or election to our Board, referred to as the Initial Grant and an option to purchase 30,000 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant.

The Initial Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date immediately preceding the next annual stockholder’s meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. The exercise price per share of director options is equal to the fair market value of a share of our common stock on the grant date, and the director options will vest in full immediately prior to the consummation of a change in control.

Director Compensation Table

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)(4)	Total ($)
Mutya Harsch	45,500	79,080	124,580
Thomas King (1)	52,500	79,080	131,580
Michael Riebe	47,000	79,080	126,080
Heath Lukatch	81,000	79,080	160,080
Rajeev Shah (2)	41,500	79,080	120,580
Ken Takanashi	45,000	79,080	124,080
Elisabeth Sandoval	53,000	79,080	132,080
Thomas Soloway	53,000	79,080	132,080

(1)
Mr. King was paid his fees through Avenues Bio, LLC, a limited liability company where he is managing partner.
(2)
Mr. Shah was paid his fees through RA Capital Management, L.P., a partnership where he is a managing partner.
(3)
Amounts reflect the full grant date fair value of stock options granted during fiscal year 2022 computed in accordance with ASC Topic 718,. See Note 8 of the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the assumptions used in calculating these amounts.

(4)
The table below shows the aggregate number of option awards (exercisable and unexercisable) held as of December 31, 2022 by each of our non-employee directors:

Name	Shares Subject to Outstanding Options
Mutya Harsch	70,000
Thomas King	100,423
Michael Riebe	100,423
Heath Lukatch	70,000
Rajeev Shah	60,000
Ken Takanashi	60,000
Elisabeth Sandoval	74,893
Thomas Soloway	70,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as to the beneficial ownership of our common stock as of March 31, 2023 for:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each named executive officer as set forth in the summary compensation table above;
•
each of our directors; and
•
all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2023 are deemed to be outstanding and to be beneficially owned by the person holding the stock options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership of our common stock in the table is based on 33,152,498 shares of our common stock issued and outstanding on March 31, 2023. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Satsuma Pharmaceuticals, Inc., 4819 Emperor Boulevard, Suite 340, Durham, NC 27703.

Name and Address of Beneficial Owner	Common Stock	Options or Warrants Exercisable within 60 days	Number of Shares Beneficially Owned	Percentage Ownership
5% and Greater Stockholders:
Entities affiliated with RA Capital Healthcare Fund, L.P.(1)	5,914,252	—	5,914,252	17.8%
Growth Equity Opportunities 17, L.P.(2)	2,488,587	—	2,488,587	7.5%
Shin Nippon Biomedical Laboratories, Ltd.(3)	2,794,113	—	2,794,113	8.4%
BML Investment Partners, L.P. (4)	6,440,000	—	6,440,000	19.4%
Named Executive Officers and Directors:
John Kollins(5)	310,869	764,863	1,075,732	3.2%
Tom O’Neil(6)	13,877	235,903	249,780	*
Detlef Albrecht, MD(7)	31,578	479,382	510,960	1.5%
Heath Lukatch, PhD(8)	—	40,000	40,000	*
Thomas B. King(9)	—	70,423	70,423	*
Michael Riebe, PhD(10)	—	70,423	70,423	*
Rajeev Shah(11)	5,914,252	30,000	5,944,252	17.9%
Ken Takanashi, MBA, CPA(12)	2,794,113	30,000	2,824,113	8.5%
Elisabeth Sandoval Little(13)	—	44,893	44,893	*
Thomas Soloway(14)	—	38,888	38,888	*
Mutya Harsch(15)	—	21,111	21,111	*
All directors and executive officers and directors as a group (11 persons)(16)	9,064,689	1,825,886	10,890,575	31.1%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Consists of 5,914,252 shares of common stock directly held by RA Capital Healthcare Fund, L.P. (“RA Capital Fund”). RA Capital Management, L.P. (“RA Capital”) is the investment manager of RA Capital Fund. RA Capital Management GP, LLC (“RA Capital GP”) is the general partner of RA Capital, of which Peter Kolchinsky and Rajeev Shah are the managing members. Each of these individuals disclaims beneficial ownership of the reported securities held by RA Capital Fund except to the extent of his pecuniary interest therein. The address for these entities is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(2)
Consists of 2,488,587 shares of common stock held by Growth Equity Opportunities 17, LLC (“GEO”). New Enterprise Associates 17, L.P. (“NEA 17”), is the sole member of GEO; NEA Partners 17, L.P. (“NEA Partners 17”), is the sole general partner of NEA 17; and NEA 17 GP, LLC (“NEA 17 LLC” and, together with NEA Partners 17, the “Control Entities”), is the sole general partner of NEA Partners 17. Forest Baskett (“Baskett”), Ali Behbahani (“Behbahani”), Carmen Chang (“Chang”), Anthony A. Florence, Jr. (“Florence”), Liza Landsman (“Landsman”), Mohamad H. Makhzoumi (“Makhzoumi”), Joshua Makower (“Makower”), Edward T. Mathers (“Mathers”), Scott D. Sandell (“Sandell”), Peter W. Sonsini (“Sonsini”), Paul Walker (“Walker”) and Rick Yang (“Yang”) (together, the “Managers”) are the managers of NEA 17 LLC. The address of the principal business office of GEO, NEA 17, each Control Entity and Sandell is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. The address of the principal business office of Behbahani and Mathers is New Enterprise Associates, 5425 Wisconsin Avenue, Suite 800, Chevy Chase, MD 20815. The address of the principal business office of Baskett, Chang, Makhzoumi, Makower, Sonsini, Walker and Yang is New Enterprise Associates, 2855 Sand Hill Road, Menlo Park, California 94025. The address of the principal business office of Florence and Landsman is New Enterprise Associates, 104 5th Avenue, 19th Floor, New York, NY 10001.

(3)
Consists of shares of common stock held by Shin Nippon Biomedical Laboratories, Ltd. (“SNBL”). Mr. Takanashi is a director and executive officer of SNBL and its affiliates such that Mr. Takanashi may be deemed to hold the power to direct the disposition and vote of, and therefore to own the shares held by SNBL. Mr. Takanashi disclaims beneficial ownership of all shares held by SNBL except to the extent of any actual pecuniary interest. The address for this entity is St. Luke’s Tower, 28F, 8-1 Akashi-cho, Chuo-ku, Tokyo 104-004, Japan.
(4)
Consists of 6,440,000 shares of common stock directly held by BML Investment Partners, L.P. (“BML Investment Partners”). BML Capital Management, LLC (“BML Capital”) is the general partner of BML Investment Partners, of which Braden M. Leonard is the managing member. Braden M. Leonard disclaims beneficial ownership of the reported securities held by BML Investment Partners. The address for these entities is 65 E Cedar, Suite 2, Zionsville, IN 46077.
(5)
Consists of (i) 310,869 shares of common stock and (ii) 764,863 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(6)
Consists of (i) 13,877 shares of common stock and (ii) 235,903 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(7)
Consists of (i) 31,578 shares of common stock and (ii) 479,382 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(8)
Consists of 40,000 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(9)
Consists of 70,423 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(10)
Consists of 70,423 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(11)
Consists of the shares described in footnote 1 above and 30,000 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023. Mr. Shah is a member of the portfolio management team at RA Capital such that Mr. Shah may be deemed to hold the power to direct the disposition and vote of, and therefore to own the shares held by RA Capital Fund. Mr. Shah disclaims beneficial ownership of all shares held by RA Capital Fund except to the extent of any actual pecuniary interest. Under Mr. Shah’s arrangement with RA Capital, Mr. Shah holds the outstanding options to purchase common stock held by him for the benefit of the RA Capital Fund. Mr. Shah is obligated to turn over to RA Capital any net cash or stock received from the foregoing shares underlying such option, which will offset advisory fees owed by RA Capital Fund to RA Capital. Mr. Shah therefore disclaims beneficial ownership of the foregoing shares of common stock underlying the outstanding options held by him.
(12)
Consists of the shares described in footnote 4 above and 30,000 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023. Mr. Takanashi is a director and executive officer of SNBL and its affiliates such that Mr. Takanashi may be deemed to hold the power to direct the disposition and vote of, and therefore to own the shares held by SNBL. Mr. Takanashi disclaims beneficial ownership of all shares held by SNBL except to the extent of any actual pecuniary interest.
(13)
Consists of 44,893 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(14)
Consists of 38,888 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(15)
Consists of 21,111 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.
(16)
Consists of (i) 9,064,689 shares of common stock and (ii) 1,825,886 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2021, or entered into prior to January 1, 2021 which have continuing obligations, to which we have been a party, in which the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Transactions with Shin Nippon Biomedical Laboratories, Ltd.

In June 2016, we and Shin Nippon Biomedical Laboratories, Ltd., or SNBL, entered into a licensing and assignment agreement, which we refer to as the SNBL License, which was amended and restated in December 2016 and further amended in January 2017, April 2017, October 2017, and May 2020. In connection with the SNBL

License, in July 2016, we entered into a common stock purchase agreement with SNBL pursuant to which it purchased 510,638 shares of our common stock at its par price of $0.0001 per share. Following the purchase of these shares, SNBL beneficially owned more than 5% of our outstanding capital stock. There have been no sales of products under the SNBL License to date. During the year ended December 31, 2022, we did not incur any related expenses in connection with clinical study services.

Director and Executive Officer Compensation

See “Executive Compensation” and “Executive Compensation--Director Compensation” for information regarding the compensation of our directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Executive Compensation Arrangements.”

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of shares of our convertible preferred stock, including entities with which certain of our directors are affiliated, which were outstanding prior to our initial public offering in September 2019 and which converted into shares of common stock in connection therewith. As of December 31, 2022, the holders of approximately 4.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Policies and Procedures for Related Party Transactions

The Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2022 and 2021 by KPMG LLP, our independent registered public accounting firm.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees(1)	$835,849	$717,556
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	1,780

Total Fees	$835,849	$719,336

(1)
Audit fees of KPMG for the years ending December 31, 2022 and 2021 were for professional services rendered for the audits of our financial statements, including accounting consultation, reviews of quarterly financial statements and professional services rendered in connection with our registration statements.

All of the services described above were pre-approved by our Audit Committee. The Committee concluded that the provision of these services by KPMG LLP would not affect their independence.

Pre-Approval Policies and Procedures

The Audit Committee or a delegate of the Audit Committee pre-approves, or provides pursuant to pre-approvals policies and procedures for the pre-approval of, all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and is available at https://investors.satsumarx.com/corporate-governance.

The Audit Committee approved all of the audit, audit-related, tax and other services provided by KPMG for 2022. Actual amounts billed, to the extent in excess of the estimated amounts, are periodically reviewed and approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:
(1)
FINANCIAL STATEMENTS

The financial statements required by Item 15(a) are filed as part of this Amendment No. 1 to the Annual Report on Form 10‑K under Item 8 “Financial Statements and Supplementary Data.”

(2)
FINANCIAL STATEMENT SCHEDULES

All schedules to the financial statements are omitted as the required information is either inapplicable or presented in the financial statements.

(3)
EXHIBITS

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

4.4	Warrant by and between Satsuma Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	8/16/2019	4.4

4.5	Warrant by and between Satsuma Pharmaceuticals, Inc. and Life Science Loans II, LLC.	S-1	8/16/2019	4.5

4.6	Description of Capital Stock	10-K	3/28/2023	4.6

10.1	Lease Agreement, dated January 9, 2018, by and between Satsuma Pharmaceuticals, Inc. and Kashiwa Fudosan America, Inc.	S-1	8/16/2019	10.1

10.2(a)†	Amended and Restated Licensing and Assignment Agreement, dated December 16, 2016, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(a)

10.2(b)†	First Amendment to Amended and Restated Licensing and Assignment Agreement, dated January 13, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(b)

10.2(c)†	Second Amendment to Amended and Restated Licensing and Assignment Agreement, dated as of April 27, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(c)

10.2(d)†	Third Amendment to the Amended and Restated Licensing and Assignment Agreement, dated October 6, 2017, by and between Satsuma Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.	S-1	8/16/2019	10.2(d)

10.3	Loan and Security Agreement, dated as of October 26, 2018, by and between Silicon Valley Bank and the Company.	S-1	8/16/2019	10.3

10.4(a)#	2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(a)#

10.4(b)#	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	S-1	8/16/2019	10.4(b)#

10.5(a)#	2019 Incentive Award Plan.	S-1/A	9/3/2019	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1	8/16/2019	10.5(d)

10.6#	2019 Employee Stock Purchase Plan.	S-1/A	9/3/2019	10.6

10.7(a)#	Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(a)#

10.7(b)#	First Amendment to Offer Letter, dated June 17, 2016, by and between Satsuma Pharmaceuticals, Inc. and John Kollins.	S-1	8/16/2019	10.7(b)#

10.8#	Offer Letter, dated June 12, 2017, by and between Satsuma Pharmaceuticals, Inc. and Detlef Albrecht.	S-1	8/16/2019	10.8#

10.9#	Offer Letter, dated December 21, 2018, by and between Satsuma Pharmaceuticals, Inc. and Tom O’Neil.	S-1	8/16/2019	10.9#

10.10#	Non-Employee Director Compensation Program.	S-1/A	9/3/2019	10.10

10.11	Form of Indemnification Agreement for Directors and Officers	S-1	8/16/2019	10.11

10.12#	Form Change in Control and Severance Agreement.	S-1/A	9/3/2019	10.12

10.13	At-The-Market Sales Agreement by and between the Registrant and Virtu Americas LLC, dated November 3, 2022.	8-K	11/3/2022	1.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/28/2023	23.1

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.	10-K	3/28/2023	24.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

* The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Amendment No. 1 to the Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Satsuma Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Satsuma Pharmaceuticals, Inc.

Date: April 28, 2023	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kollins	President and Chief Executive Officer	April 28, 2023
John Kollins	(Principal Executive Officer)

/s/ Tom O’Neil	Chief Financial Officer	April 28, 2023
Tom O’Neil	(Principal Financial and Accounting Officer)

/s/ Elisabeth Sandoval Little	Director	April 28, 2023
Elisabeth Sandoval Little

/s/ Heath Lukatch	Director	April 28, 2023
Heath Lukatch

/s/ Ken Takanashi	Director	April 28, 2023
Ken Takanashi

/s/ Michael Riebe	Director	April 28, 2023
Michael Riebe

/s/ Mutya Harsch	Director	April 28, 2023
Mutya Harsch

/s/ Rajeev Shah	Director	April 28, 2023
Rajeev Shah

/s/ Thomas B. King	Director	April 28, 2023
Thomas B. King

/s/ Tom Soloway	Director	April 28, 2023
Tom Soloway