Form 10-Q
period 2023-03-31
Satsuma Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1692830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 001-39041

Satsuma Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3039831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4819 Emperor Boulevard, Suite 340 Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 410-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	STSA	Nasdaq Global Market

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

As of May 8, 2023, the registrant had 33,152,498 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the implementation of our strategic plans for our business and STS101, including our reduction in force and any changes to senior management;
•
our expectations related to the Merger Agreement, including our ability to complete the pending transaction as contemplated by the Merger Agreement, the parties’ ability to satisfy the conditions to the consummation of the Offer and the other conditions set forth in the Merger Agreement, the expected timetable for completing the transaction, and the potential benefits of the transaction for the Company;
•
our intentions and our ability to conclude the Offer and Merger, as announced on April 16, 2023, with SNBL whereby SNBL will acquire Satsuma and assume responsibility for completing development of and commercializing STS101;
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

•
The Offer and Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
•
We do not plan to independently commercialize STS101 in the event that our STS101 new drug application (NDA), which we submitted to the FDA in March 2023, is approved. If we are unable to timely complete the Offer and Merger we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. Moreover, we have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, make it difficult to assess our prospects.
•
We would require substantial additional financing to continue operations. We do not plan to raise additional financing as we believe it is unlikely that we would be able to raise substantial additional funds on favorable terms. If we are unable to timely complete the Offer and Merger on favorable terms we will likely be forced to terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down.
•
Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•
There can be no assurance that we can timely complete the Offer and Merger, or any other transaction, prior to exhausting our financial resources or that the terms of any such other transaction will be favorable.
•
The terms of the Merger Agreement and CVR Agreement provide that significant payments to our stockholders are contingent upon the monetization of STS101 and/or achievement of certain milestones. The failure of STS101 to achieve any such milestones, and any failure to receive such payments, would have a material adverse impact on the consideration ultimately received by our stockholders.
•
We, or SNBL, may fail to timely obtain regulatory approval for STS101 under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of STS101 and could adversely affect potential economic returns to us and our stockholders.
•
STS101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•
Even if STS101 obtains regulatory approval, it may fail to achieve broad market acceptance.
•
Even if STS101 obtains regulatory approval, the ability of the party that ultimately commercializes STS101, whether that is SNBL or a third party (the Commercializing Party), to market and promote STS101 may be limited by FDA-approved labeling.
•
We face significant competition in an environment of rapid technological and scientific change, and STS101, if approved, will face significant competition. The failure of STS101 to effectively compete may prevent STS101, if approved, from achieving significant market penetration. Many competitors in the migraine field have significant resources that may be greater than those of the Commercializing Party and as a result the Commercializing Party may not be able to successfully compete.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SATSUMA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$19,526	$16,429
Short-term marketable securities	21,844	36,052
Prepaid expenses and other current assets	2,005	2,328
Total current assets	43,375	54,809
Operating lease right-of-use asset	82	108
Other non-current assets	22	22
Total assets	$43,479	$54,939
Liabilities
Accounts payable	$874	$1,911
Accrued and other current liabilities	4,841	6,066
Operating lease liability	116	138
Total current liabilities	5,831	8,115
Total liabilities	5,831	8,115
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 33,152,498 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Additional paid-in-capital	259,735	258,642
Accumulated other comprehensive loss	(5)	(30)
Accumulated deficit	(222,085)	(211,791)
Total stockholders’ equity	37,648	46,824
Total liabilities and stockholders’ equity	$43,479	$54,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$7,459	$11,556
General and administrative	3,309	3,990
Total operating expenses	$10,768	$15,546
Loss from operations	(10,768)	(15,546)
Interest income	474	40
Interest expense	—	(11)
Net loss	$(10,294)	$(15,517)
Unrealized gain (loss) on marketable securities	25	(79)
Comprehensive loss	$(10,269)	$(15,596)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,152,498	31,545,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2023	33,152,498	$3	$258,642	$(30)	$(211,791)	$46,824
Stock-based compensation	—	—	1,093	—	—	1,093
Net loss	—	—	—	—	(10,294)	(10,294)
Other comprehensive income	—	—	—	25	—	25
Balances at March 31, 2023	33,152,498	$3	$259,735	$(5)	$(222,085)	$37,648

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2022	31,545,564	$3	$243,115	$(42)	$(141,736)	$101,340
Stock-based compensation	—	—	1,239	—	—	1,239
Net loss	—	—	—	—	(15,517)	(15,517)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balances at March 31, 2022	31,545,564	$3	$244,354	$(121)	$(157,253)	$86,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

SATSUMA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(10,294)	$(15,517)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	92
Amortization of operating lease right-of-use asset	37	37
Non-cash interest expense, and amortization of debt discount and issuance costs	—	3
Amortization of premiums / (accretion of discounts), net on marketable securities	(249)	253
Stock-based compensation	1,093	1,239
Changes in assets and liabilities
Prepaid expenses and other assets	323	1,178
Accounts payable	(1,037)	339
Accrued and other current liabilities	(1,225)	(1,900)
Operating lease liabilities, net	(33)	(41)
Net cash used in operating activities	(11,385)	(14,317)
Cash flows from investing activities
Purchases of marketable securities	(1,430)	(1,989)
Proceeds from maturities of marketable securities	15,912	22,354
Purchases of property and equipment	—	(24)
Net cash provided by investing activities	14,482	20,341
Cash flows from financing activities
Repayment of debt	—	(500)
Net cash used in financing activities	—	(500)
Net increase in cash and cash equivalents	3,097	5,524
Cash and cash equivalents
Cash and cash equivalents, at beginning of period	16,429	15,835
Cash and cash equivalents, at end of period	$19,526	$21,359
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$11
Supplemental non-cash investing and financing activities:
Operating lease right-of-use asset recorded on the adoption of ASC 842	$—	$80
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$11	$201
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$—	$39

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

In November 2022, the Company entered into an At-the-Market Sales Agreement (the “Virtu Sales Agreement”), with Virtu Americas LLC (“Virtu”), to sell shares of its common stock, from time to time, through an ATM equity offering program under which Virtu will act as its sales agent and pursuant to which the Company may sell common stock for aggregate gross sales proceeds of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Virtu Sales Agreement is deemed an ATM offering under the Securities Act of 1933, as amended. Virtu is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Virtu under the Virtu Sales Agreement. As of March 31, 2023, no shares of common stock have been sold pursuant to this agreement.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since its inception and had an accumulated deficit of $222.1 million as of March 31, 2023. The Company has historically financed its operations primarily through its initial public offering (“IPO”), private placements of its equity securities, an ATM equity offering and borrowings under its former long-term debt facility. The Company has no products approved for sale, and the Company has not generated any revenue since its inception. The Company expects to incur significant additional operating losses over at least the next several years. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital to support its operations would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. As a result of the reported topline results from the STS101 SUMMIT Phase 3 efficacy trial, the Company does not plan to invest in commercialization of STS101. The Company will continue to look for strategic alternatives and does not plan on raising additional funds. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $41.4 million. The Company’s management believes that the Company’s cash, cash equivalents and marketable securities may not be sufficient to continue as a going concern for a period of one year from the issuance date of these unaudited interim condensed financial statements and as such, substantial doubt exists about the Company’s ability to continue as a going concern. Failure to manage discretionary spending may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited interim condensed financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

During the quarter ended December 31, 2022, the Company recorded an impairment loss of $11.7 million consisting of $6.7 million impairment loss to write down the property and equipment to its fair market value, $2.2 million impairment loss to write off prepaid expenses and other current assets related to purchases of property and equipment, and $2.8 million impairment loss to accrue non-cancelable future payments related to purchases of the property and equipment. The impairment loss was a result of the reported topline results from the STS101 SUMMIT Phase 3 efficacy trial and the plan not to invest in commercialization of STS101.

On April 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shin Nippon Biomedical Laboratories, Ltd., a Japanese corporation (the “Parent” or “SNBL”) and SNBL23 Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Parent (the “Purchaser”).

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, as promptly as practicable (but in no event more than fifteen (15) business days after the date of the Merger Agreement), Purchaser will commence a tender offer (the “Offer”) to acquire (upon the terms and subject to the conditions of the Merger Agreement) any and all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) in exchange for (i) an amount in cash equal to $0.91, without interest and less applicable withholding taxes (the “Per Share Price”), and (ii) one contingent value right per share of Company Common Stock (a “CVR”) representing the right to receive, subject to the terms and conditions of the Contingent Value Rights Agreement, substantially in the form attached to the Merger Agreement (the “CVR Agreement”), the consideration set forth in the CVR Agreement (the CVRs together with the aggregate Per Share Price paid in accordance with the Merger Agreement, the “Offer Consideration”). The Merger Agreement includes a remedy of specific performance and is not subject to a financing condition. As soon as practicable following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), which permits completion of the Merger without a vote of the holders of the Company Common Stock upon the acquisition by Purchaser of a majority of the aggregate number of the shares of Company Common Stock.

Subject to the terms and conditions of the Merger Agreement, if certain conditions are satisfied and the Offer closes, Parent, following the satisfaction of such conditions, would acquire any remaining shares by virtue of the Merger, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company will cease to be a publicly-traded company. The consummation of the transaction is subject to customary closing conditions, including the Company’s stockholders tendering a minimum number of shares of Company Common Stock in the Offer.

Concurrently with the execution of the Merger Agreement, the Parent entered into a tender and support agreement (the “Support Agreement”) with certain stockholders and directors of the Company (the “Supporting Persons”), who in the aggregate own approximately 18.8% of the Company Common Stock, pursuant to which such Supporting Persons have agreed, among other things, to tender their shares of Company Common Stock in the Offer and to vote against certain matters at meetings of the Company’s stockholders which are intended to or would reasonably be expected to impede, delay or prevent, in any material respect, the Offer or the Merger.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as defined by the Financial Accounting Standards Board, or the FASB.

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2023, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed financial statements.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on March 28, 2023.

Use of Estimates

The preparation of unaudited interim condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of income and expenses during the reporting period. Such estimates include the accrual of research and development expenses, impairment of property and equipment and the fair value of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the impact of the COVID-19 pandemic and related impacts on the global economy which may delay the enrollment of subjects for our clinical trials and may disrupt our supply chain for development and manufacturing activities, and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

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

Credit Losses - Marketable Securities

For marketable securities in an unrealized loss position, the Company will periodically assess its portfolio for impairment. The assessment first considers the intent or requirement to sell the marketable security. If either of these criteria are met, the amortized cost basis will be written down to fair value through earnings.

If not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the marketable security by a rating agency, and any adverse conditions specifically related to the marketable security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the marketable security is compared to the amortized cost basis of the marketable security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

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

In November 2022, the Company reported topline results from the STS101 SUMMIT Phase 3 efficacy trial. Although topline data showed numerical differences in favor of STS101 5.2 mg versus placebo on the pre-specified co-primary endpoints of freedom from pain and freedom from most bothersome symptom at two hours post-administration, these differences did not achieve statistical significance. This significant change was a triggering event which resulted in an evaluation of impairment of the Company's property and equipment which were designed for future use in production of STS101 after the commercialization. The Company evaluated the recoverability of the property and equipment by comparing their carrying amount to the future undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that the Company's property and equipment were impaired. As a result, the Company recognized an impairment loss of $11.7 million for the quarter ended December 31, 2022.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses, which was subsequently updated by ASU 2019-04, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, the FASB issued ASU No. 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.

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

As of March 31, 2023, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$13,876	$—	$—	$13,876
U.S. government agency bonds	—	1,444	—	1,444
Corporate bonds	—	6,446	—	6,446
Asset backed securities	—	78	—	78
Marketable securities	13,876	7,968	—	21,844
Money market funds (1)	19,463	—	—	19,463
Total fair value of assets	$33,339	$7,968	$—	$41,307

(1)
Included in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$13,883	$1	$(8)	$13,876
U.S. government agency bonds	1,443	1	—	1,444
Corporate bonds	6,445	1	—	6,446
Asset backed securities	78	—	—	78
Marketable securities	21,849	3	(8)	21,844
Money market funds (1)	19,463	—	—	19,463
Total fair value of assets	$41,312	$3	$(8)	$41,307

(1)
Included in cash and cash equivalents on the balance sheet.

As of December 31, 2022, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. government bonds	$18,703	$—	$—	$18,703
Corporate bonds	—	16,941	—	16,941
Asset backed securities	—	408	—	408
Marketable securities	18,703	17,349	—	36,052
Money market funds (1)	16,384	—	—	16,384
Total fair value of assets	$35,087	$17,349	$—	$52,436

(1)
Included in cash and cash equivalents on the balance sheet

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Assets
U.S. government bonds	$18,724	$2	$(23)	$18,703
Corporate bonds	16,947	1	(7)	16,941
Asset backed securities	411	—	(3)	408
Marketable securities	36,082	3	(33)	36,052
Money market funds (1)	16,384	—	—	16,384
Total fair value of assets	$52,466	$3	$(33)	$52,436

(1)
Included in cash and cash equivalents on the balance sheet.

There were no financial liabilities measured and recognized at fair value as of March 31, 2023 and December 31, 2022. The unrealized losses for marketable securities related to changes in interest rates. No allowance for credit losses was recorded as of March 31, 2023 and December 31, 2022, and no impairment losses were recognized for the three months ended March 31, 2023.

3.
Balance Sheet Components

Property and Equipment, Net

Depreciation is computed using the straight-line method. Depreciation expense was $0 and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

In 2022, the Company performed a recoverability test for its property and equipment when it was determined that it was more likely than not that the carrying value of the long-lived assets would not be recoverable. As a result, the Company recognized a non-cash impairment loss of $6.7 million in the quarter ended December 31, 2022, to write down the property and equipment to its fair market value, which was determined to be nil as of December 31, 2022. The Company determined that prepaid expenses and other current assets of $2.2 million related to purchases of property and equipment were impaired as of December 31, 2022. The Company recognized a non-cash impairment loss of $2.2 million in the quarter ended December 31, 2022, to write off prepaid expenses and other current assets related to purchases of property and equipment. Additionally, as of December 31, 2022, the Company had non-cancelable future payments of $2.8 million related to purchases of the property and equipment. The Company recognized a non-cash impairment loss of $2.8 million in the quarter ended December 31, 2022, and recorded a $2.8 million accrued impairment loss in accrued and other current liabilities on the Company's balance sheets.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued salaries and benefits	$460	$536
Accrued severance payments	1,310	—
Accrued research and development expenses	1,661	2,630
Accrued impairment loss	965	2,765
Accrued professional services	392	66
Other	53	69
Total	$4,841	$6,066

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

The Company incurred debt issuance costs of $0.1 million, which was presented as reduction of the Term A Loan advance balance. Debt issuance cost and final payment of $0.3 million was recognized as additional interest expense using the effective interest method over the term of the loan.

On May 3, 2022, the Company repaid its entire obligation under the Loan Agreement amounting to $0.4 million, including outstanding loan amount of $0.2 million and final payment of $0.2 million.

5.
Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2023 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2023	665,900	5,292,403	$6.84	7.9
Options cancelled	86,744	(86,744)	$4.21
Balance, March 31, 2023	752,644	5,205,659	$6.88	7.6
Exercisable as of March 31, 2023		2,554,076	$8.72	6.4
Vested and expected to vest, March 31, 2023		5,205,659	$6.88	7.6

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 was $3.42 per share. No stock options were granted during the three months ended March 31, 2023.

As of March 31, 2023, the total unrecognized stock-based compensation expense for stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of options vested for the three months ended March 31, 2023 and 2022 was $1.2 million and $1.2 million, respectively.

2019 Employee Share Purchase Plan

In September 2019, the Company adopted the 2019 Employee Share Purchase Plan (“ESPP”), which became effective on the day of effectiveness of the Company’s registration statement on Form S-1 filed in connection with its IPO. As of March 31, 2023, 724,258 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. As of March 31, 2023, no new offerings had been authorized.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$318	$436
General and administrative	775	803
	$1,093	$1,239

6.
Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(10,294)	$(15,517)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,152,498	31,545,564
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	March 31,
	2023	2022
Options to purchase common stock	5,205,659	3,214,903
Shares committed under ESPP	—	28,746
Total	5,205,659	3,243,649

7.
Commitments and Contingencies

Operating Leases

Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$40	$39
Short-term lease cost	38	33
Total lease cost	$78	$72

The maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

March 31, 2023
2023 (remaining nine months)	$130
Total undiscounted lease payments	130
Less: imputed interest	14
Total operating lease liability	116
Less: current portion	116
Operating lease liability, net of current portion	$—

As of March 31, 2023, the remaining term for the operating lease in North Carolina was 0.6 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 9.8%. During the three months ended March 31, 2023 and 2022, cash paid for amounts included in operating lease liabilities of less than $0.1 million and less than $0.1 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.

8.
Income Taxes

For the three months ended March 31, 2023 and 2022, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

9.
Workforce Reduction

On March 27, 2023, the Company's board of directors approved a plan to reduce its workforce by 9 employees, or approximately 36% of its total headcount as of such date (the "Workforce Reduction"), in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. In connection with the Workforce Reduction, the position of Detlef Albrecht, M.D., the Company's Chief Medical Officer, with the Company was eliminated. During the three months ended March 31, 2023, the Company incurred aggregate charges in connection with the Workforce Reduction of approximately $1.3 million, which related primarily to severance payments and related continuation of benefits costs, all of which resulted in cash expenditures, along with the payment of approximately $0.2 million in accrued benefits including paid-time-off.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

Pending Transaction

On April 16, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shin Nippon Biomedical Laboratories, Ltd., a Japanese corporation (“Parent” or “SNBL”) and SNBL23 Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”).

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, as promptly as practicable (but in no event more than fifteen (15) business days after the date of the Merger Agreement), Purchaser will commence a tender offer (the “Offer”) to acquire (upon the terms and subject to the conditions of the Merger Agreement) any and all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) in exchange for (i) an amount in cash equal to $0.91, without interest and less applicable withholding taxes (the “Per Share Price”), and (ii) one contingent value right per share of Company Common Stock (a “CVR”) representing the right to receive, subject to the terms and conditions of the CVR Agreement, substantially in the form attached to the Merger Agreement (the “CVR Agreement”), the consideration set forth in the CVR Agreement (the CVRs together with the aggregate Per Share Price paid in accordance with the Merger Agreement, the “Offer Consideration”). The Merger Agreement includes a remedy of specific performance and is not subject to a financing condition. As soon as practicable following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), which permits completion of the Merger without a vote of the holders of the Company Common Stock upon the acquisition by Purchaser of a majority of the aggregate number of the shares of Company Common Stock.

Subject to the terms and conditions of the Merger Agreement, if certain conditions are satisfied and the Offer closes, Parent, following the satisfaction of such conditions, would acquire any remaining shares by virtue of a merger of Purchaser with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company will cease to be a publicly-traded company. The consummation of the transaction is subject to customary closing conditions, including the Company’s stockholders tendering a minimum number of shares of Company Common Stock in the Offer.

Overview

We are a development-stage biopharmaceutical company developing a novel therapeutic product for the acute treatment of migraine. Our product candidate, STS101, is a drug-device combination of a proprietary dry-powder formulation of dihydroergotamine mesylate, or DHE, which is designed to be quickly and easily self-administered with a proprietary pre-filled, single-use, nasal delivery device. DHE products have long been recommended as a first-line therapeutic option for the acute treatment of migraine and have significant advantages over other therapeutics for many patients. However, broad use has been limited by invasive and burdensome administration and/or sub-optimal clinical performance of available injectable and liquid nasal spray products. STS101 is specifically designed to deliver the clinical advantages of DHE while overcoming these shortcomings. If we can timely complete the Offer and Merger, continue development of STS101, and if SNBL can obtain regulatory approval for and successfully commercialize STS101, we believe STS101 has the potential to be an important and differentiated option for the acute treatment of migraine that can address the unmet needs of many people living with migraines.

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

Accordingly, key elements of our revised business plan and strategy are as follows:

•
seek to complete the Offer and Merger on favorable terms under which SNBL will financially support and assume responsibility for completing development of and commercializing STS101;
•
minimize cash expenditures and continue to invest in and advance the STS101 development program only to the extent necessary to maintain its viability until such time as we may be able to complete the Offer and Merger. To this end, in March 2023, we filed an NDA with the FDA for STS101, and if the FDA accepts the NDA for substantive review, we anticipate the FDA action date for the STS101 NDA will be in January 2024; and
•
seek no further funding, as such funding, if available at all, would likely not be available on terms that would be acceptable or favorable to us.

There can be no assurance that we will be able to successfully execute our revised business plan and strategy, and in the event we are unable to timely complete the Offer and Merger on acceptable terms, we may be forced to discontinue development of STS101, withdraw the STS101 NDA and pursue other strategic alternatives, such as dissolution and wind-down.

Our net losses were $10.3 million and $15.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 we had an accumulated deficit of $222.1 million.

Since our inception in June 2016, we have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine. We have incurred significant operating losses to date and we expect our operating expenses will decrease significantly as we complete the clinical development of STS101, refine the manufacturing processes and seek regulatory approval of STS101 with the filing of an NDA. In addition, until the completion of the Offer and Merger, we expect to continue to incur costs associated with operating as a public company and to maintain, protect and enforce our intellectual property portfolio.

In November 2022, we entered into an At-the-Market Sales Agreement (the “Virtu Sales Agreement”), with Virtu Americas LLC (“Virtu”), to sell shares of our common stock, from time to time, through an ATM equity offering program under which Virtu will act as its sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Virtu Sales Agreement is deemed an ATM offering under the Securities Act of 1933, as amended. Virtu is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Virtu under the Virtu Sales Agreement. As of March 31, 2023, no shares of common stock have been sold pursuant to Virtu Sales Agreement.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $41.4 million. We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Quarterly Report on Form 10-Q were we to continue to pursue development and commercialization of STS101. We believe that this raises substantial doubt about our ability to continue as a going concern. See “Organization and Summary of Significant Accounting Policies—Liquidity” in Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. If we are unable to timely complete the Offer and Merger on acceptable terms, we may be forced to discontinue development of STS101, withdraw the STS101 NDA and pursue other strategic alternatives, such as dissolution and wind-down.

Workforce Reduction

On March 27, 2023, our board of directors approved a plan to reduce our workforce by 9 employees, or approximately 36% of our headcount as of such date (the "Workforce Reduction"), in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. In connection with the Workforce Reduction, the position of Detlef Albrecht, M.D., our Chief Medical Officer, with the Company was eliminated. We incurred aggregate charges in connection with the Workforce Reduction of approximately $1.3 million, which relate primarily to severance payments and related continuation of benefits costs, all of which resulted in cash expenditures, along with the payment of approximately $0.2 million in accrued benefits including paid-time-off.

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

As requested by Parent, the Company will terminate the employment of each of John Kollins, President and Chief Executive Officer of the Company, and Tom O’Neil, Chief Financial Officer of the Company, effective as of the closing of the Offer and the Merger (and subject to the occurrence of the closing of the Offer and Merger). Prior to the closing, such executive officers shall remain in their current positions with their current compensation. In connection to the Merger and in accordance with the Merger Agreement, each of the directors of the Company will resign as directors of the Company, effective as of the closing of the Offer and the Merger (and subject to the occurrence of the closing of the Offer and Merger).

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

As we continue the development of STS101, we expect that we and Parent, subsequent to the anticipated consummation of the Offer and Merger, will incur significantly lower research and development expenses due to decreased clinical trial expenses and as a result of the workforce reduction announced in March 2023. We expect that future research and development expenses will be incurred as we refine the STS101 manufacturing processes and seek regulatory approval of STS101. Predicting the timing or the cost to complete validation of commercial manufacturing and supply processes is difficult, and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those completed or if we experience delays in manufacturing with any of our CMOs, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with certainty when or if STS101 will receive regulatory approval.

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

We anticipate that general and administrative expenses will decrease as the result of the workforce reduction announced in March 2023, and effective as of the closing of the Offer and the Merger (and subject to the occurrence of the closing of the Offer and Merger), and termination of pre-commercialization activities due to our decision not to pursue independent commercialization STS101. These costs consist of personnel costs, including salaries, benefits and stock-based compensation expenses, consulting, until the closing of the Offer and the Merger, legal and accounting services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consisted primarily of interest related to our long-term debt and accretion of debt discount, debt issuance costs and final payment.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	Change %
Operating expenses:
Research and development	$7,459	$11,556	$(4,097)	(35)%
General and administrative	3,309	3,990	(681)	(17)%
Loss from operations	(10,768)	(15,546)	4,778	(31)%
Interest income	474	40	434	1,085%
Interest expense	—	(11)	11	(100)%
Net loss	$(10,294)	$(15,517)	$5,223	(34)%

Research and Development Expenses

Research and development expenses decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to a decrease of $5.7 million in clinical trial costs, which was the net of a decrease of $4.6 million for the SUMMIT efficacy trial and $1.2 million for the ASCEND safety trial, offset by increase of $0.1 million for NDA preparation work, as well as a decrease of $0.2 million in payroll and personnel expenses partially offset by an increase of $0.9 million in severance payments due to the Workforce Reduction, and an increase of $0.9 million in manufacturing activities.

General and Administrative Expenses

General and administrative expenses decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to a decrease of $0.2 million of payroll and personnel expenses, including salaries, benefits and stock-based compensation expenses, and a decrease of $0.8 million due to decreased pre-commercialization activity, partly offset by an increase of $0.3 million in severance payments due to the Workforce Reduction.

Interest Income

Interest income increased from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily as a result of the higher interest yields in the three months ended March 31, 2023, partly offset by a decrease in average balances of our cash, cash equivalents and marketable securities in the three months ended March 31, 2023.

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

Future Funding Requirements

We have incurred net losses since our inception. Our net losses were $10.3 million and $15.5 million for the three months ended March 31, 2023 and 2022, respectively. We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Quarterly Report on Form 10-Q were we to continue to pursue development and commercialization of STS101. We believe that this raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

Based on our current plans and strategies, we anticipate our operating expenses will decrease as we do not plan to invest in commercializing STS101 and plan to complete the Offer and Merger. While less than historically incurred, on-going expenses will be required to continue development of STS101 to maintain its viability for SNBL.

We do not intend to pursue further funding and, instead, are seeking to complete the Offer and Merger with SNBL, who would fund further development and commercialization of STS101.

If we are unable to timely complete the Offer and Merger, we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. See “Risk Factors” for additional risks associated with substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(11,385)	$(14,317)
Investing activities	14,482	20,341
Financing activities	—	(500)
Net increase in cash and cash equivalents	$3,097	$5,524

Cash Flows Used in Operating Activities

Net cash used in operating activities was $11.4 million for the three months ended March 31, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop STS101, which resulted in a net loss of $10.3 million, adjusted for a decrease in accrued and other current liabilities of $1.2 million, a decrease in accounts payable of $1.0 million, and net amortization of premiums and discounts on marketable securities of $0.2 million, which amounts were partially offset by a decrease in prepaid expenses and other assets of $0.3 million, and stock-based compensation expense of $1.1 million. The decrease in prepaid expenses and other assets, accrued and other current liabilities and accounts payable were primarily the result of the timing of payments to our vendors.

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

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $14.5 million for the three months ended March 31, 2023, which consisted of proceeds from maturities of marketable securities of $15.9 million, which amounts were partially offset by purchases of marketable securities of $1.4 million.

Net cash provided by investing activities was $20.3 million for the three months ended March 31, 2022, which consisted of proceeds from maturities of marketable securities of $22.4 million, which amounts were partially offset by purchases of marketable securities of $2.0 million.

Cash Flows Used in Financing Activities

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in the Annual Report on Form 10-K for the year ended December 31,

2022. See Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for related discussions on updates on recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $41.4 million, consisting of interest-bearing money market funds, investments in U.S. government agency bonds, corporate bonds and asset backed securities for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Offer and Merger

The Offer and Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On April 16, 2023, we entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, Purchaser commenced the Offer to purchase each issued and outstanding share of common stock of the Company. Subject to the terms and conditions of the Merger Agreement, if certain conditions are satisfied and the Offer closes, Parent would acquire any remaining shares in connection with a merger of Purchaser with and into the Company, with the Company being the surviving corporation and a wholly-owned subsidiary of Parent. Consummation of the Offer is subject to certain conditions, including, the Company’s stockholders tendering a minimum number of shares of Company Common Stock in the Offer (the “Minimum Condition”), no governmental entity with competent jurisdiction having enacted, issued, promulgated, enforced or entered into any law or judgment that restrains, enjoins or otherwise prohibits the Merger (the “Governmental Entity Condition”) and us having a minimum net cash balance, as determined in accordance with the Merger Agreement (the “Net Cash Condition”).

We cannot predict whether and when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and Merger have already been incurred or may be payable even if the Offer and Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and Merger.

Our share price may also fluctuate significantly based on announcements by SNBL, other third parties, or us regarding the Offer and Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition or other conditions to the consummation of the Offer and Merger. Such announcements may lead to perceptions in the market that the Offer and Merger may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting legislation that prohibits the merger, could cause us not to satisfy the Governmental Entity Condition and thus the merger would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold thus causing us to fail to satisfy the Net Cash Condition.

If we do not consummate the Offer and Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our ordinary shares. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and Merger, there would be no adjustment to the amount of the proposed Offer consideration.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

If the Offer and the Merger are completed, the holders of our common stock will be entitled to receive one contingent value right per share of our common stock (a "CVR") representing the right to receive, subject to the terms and conditions of the contingent value rights agreement substantially in the form attached to the Merger Agreement (the "CVR Agreement"), additional payments based on the proceeds, subject to certain adjustments, received by Parent from (i) the sale, license or other grant of rights with respect to the STS101 program or any part thereof, (ii) the sale or disposition of all or substantially all of the business or assets of the Company (that exists immediately prior to the closing of the Merger), or (iii) the sale or disposition of all or substantially all of the equity of the Company or Purchaser. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the proceeds received by Parent, as outlined above, and if these events are not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Company and its representatives cannot solicit or initiate discussions with third parties regarding other proposals to acquire the Company and we are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the Offer and Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of $905,136. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and Merger.

Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation in connection with the Offer and Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Offer and Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and Merger is the absence of any governmental order or law preventing the consummation of the Offer and Merger or making the consummation of the Offer and Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and Merger, then such injunctive or other relief may prevent the Offer and Merger from becoming effective within the expected time frame or at all.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed by the Company with the SEC on May 5, 2023.

While the Offer and Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and Merger are consummated, the Offer and Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the Offer and Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Offer and Merger are pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after the consummation of the Offer and Merger, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the Offer and Merger upon consummation. If we are unable to reassure our suppliers and other business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Offer and Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and Merger. For these and other reasons, the pendency of the Offer and Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under specified circumstances, we would be required to pay to Parent a termination fee equal to $905,136. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to Our Business

We do not plan to independently commercialize STS101 in the event that our STS101 new drug application (NDA), which we submitted to the FDA in March 2023, is approved. If we are unable to timely complete the Offer and Merger we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. Moreover, we have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, make it difficult to assess our prospects.

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

We are focused on developing a single therapeutic product, STS101 (dihydroergotamine (DHE) nasal powder) for the acute treatment of migraine. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We do not plan to independently commercialize STS101 in the event that our STS101 new drug application (NDA), which we submitted to the FDA in March 2023, is approved, and we seek to complete the Offer and Merger. If we are unable to timely complete the Offer and Merger, we would likely terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down.

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

We have limited experience as a company in submitting applications for regulatory approvals, such as an NDA. We do not plan to independently commercialize STS101 and our plan is to complete the Offer and Merger. There can be no assurance that we will timely complete the Offer and Merger prior to exhausting our financial resources or that the terms of any such transaction will be favorable.

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2023 and 2022 were approximately $10.3 million and $15.5 million, respectively. As of March 31, 2023, we had an accumulated deficit of 222.1 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of STS101 and general and administrative costs associated with our operations.

We expect to continue to incur losses for the foreseeable future as we continue to develop STS101 and seek to complete the Offer and Merger. Our prior losses, combined with expected losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Annual Report on Form 10-K were we to continue to pursue development and commercialization of STS101. We expect to continue to incur net operating losses as we continue our development efforts and seek to complete the Offer and Merger.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We do not believe that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. We do not plan to raise additional financing, and our failure to complete the Offer and Merger may adversely impact our ability to achieve our intended business objectives and could force us to consider other strategic alternatives such as wind-down and dissolution. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to timely complete the Offer and Merger. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We would require substantial additional financing to continue operations. We do not plan to raise additional financing as we believe it is unlikely that we would be able to raise substantial additional funds on favorable terms. If we are unable to timely complete the Offer and Merger we will likely be forced to terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down.

We believe our cash, cash equivalents and marketable securities would be insufficient to enable us to fund current operations for a period of one year or more from the issuance date of this Annual Report on Form 10-K were we to continue to pursue development and commercialization of STS101. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Our operating plans may change as a result of many factors currently unknown to us, and our resources may not be sufficient to fund operations until completion of the Offer and Merger. It is unlikely that adequate funding would be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty and potential local and/or global economic recession, and we may be forced to terminate development of STS101 or pursue other strategic alternatives such as dissolution and wind-down. We do not expect to provide any meaningful economic benefits to our stockholders unless we are able to timely complete the Offer and Merger.

We do not plan to raise additional funds through the issuance of equity, equity-linked or debt securities, as those securities would likely have rights, preferences or privileges senior to those of our common stock, and our existing stockholders would likely experience significant dilution. Any debt financing secured by us in the future would likely require that a substantial portion of our operating cash flow and/or cash assets be devoted to the payment of interest and principal on such indebtedness, which would decrease available funds for other business activities, and likely involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which would make it more difficult for us to obtain additional capital and to pursue business opportunities. Because we believe that we would be unable to obtain additional financing on favorable terms, if at all, our ability to grow our business or respond to competitive pressures or unanticipated requirements is limited, which may seriously harm our business.

Our future capital requirements, our ability to complete any strategic transaction, and the potential economic benefits that may accrue to us pursuant to the Offer and Merger depend on many factors, including:

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
•
our ability to conclude the Offer and Merger;
•
the costs associated with being a public company until completion of the Offer and Merger; and
•
the timing, receipt and amount of payments, if any, generated by upfront, milestone or royalty payments under any strategic transaction that we or Parent may be able to conclude.

It is unlikely that additional funds would be available, should we need them, on terms that would be acceptable to us, or at all. If we are unable to timely complete the Offer and Merger, we would likely be required to:

•
terminate the STS101 development program and withdraw the STS101 NDA filing;
•
delay, limit, reduce or terminate our efforts to establish manufacturing capabilities or other activities that may be necessary for a third party to commercialize STS101; or
•
pursue other strategic alternatives, such as dissolution and wind-down.

To date, we have funded our operations through private placements of convertible preferred stock, a convertible promissory note, long-term debt, and common stock. We do not anticipate raising additional funds, and our current funds may not be sufficient for us to fund the company until such time as we are able to complete the Offer and Merger. Were we to change our plans and seek to raise additional funds, our ability to raise such funds will depend on financial, economic and other factors, many of which are beyond our control. If we raise additional funds by issuing equity securities, including pursuant to the Virtu Sales Agreement, our stockholders would likely suffer significant dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

There can be no assurance that we can timely complete the Offer and Merger, or any other transaction, prior to exhausting our financial resources or that the terms of any such other transaction will be favorable.

It is likely that we will need to complete the Offer and Merger to continue the development of STS101. Despite our board of directors and management team having devoted and continuing to devote substantial time and resources to the consideration and implementation of the Offer and Merger, there is substantial risk that we may not be able to timely complete the Offer and Merger due to a variety of factors.. The failure to timely complete the Offer and Merger would likely materially and adversely affect our business and force us to terminate development of STS101, withdraw our NDA and consider other strategic alternatives, such as dissolution and wind-down. If we failed to timely complete the Offer and Merger, there would likely be significant risks associated with pursuing another transaction. For example, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to find a suitable transaction counterparty or negotiate favorable terms for any such transaction. Further, our current employees have limited experience with strategic transaction processes.

The terms of the Merger Agreement and CVR Agreement provide that significant payments to our stockholders are contingent upon the monetization of STS101 and/or achievement of certain milestones. The failure of STS101 to achieve any such milestones, and any failure to receive such payments, would have a material adverse impact on the consideration ultimately received by our stockholders.

Even if we are able to timely conclude the Merger, certain payments to our stockholders are contingent upon STS101 approval and SNBL achieving certain aggregate cumulative net proceeds as specified in the CVR Agreement. There can be no assurance that our STS101 NDA will be approved or that STS101 will achieve sufficient aggregate cumulative net proceeds such that our stockholders would be eligible to receive such contingent payments. Failure to receive such payments would have a material adverse impact on the consideration ultimately received by our stockholders.

We, or SNBL, may fail to timely obtain regulatory approval for STS101 under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of STS101 and could adversely affect potential economic returns to us and our stockholders.

We as a company have limited experience submitting an NDA or any other marketing application to the FDA or similar filings to comparable foreign regulatory authorities, and SNBL may also have similar limited experience. An NDA or other similar regulatory filing requesting approval to market a product candidate must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, effective, pure and potent for each desired indication. The NDA or other similar regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. After receiving an NDA submission, the FDA conducts a preliminary review of the NDA and within 60 days of the receipt of the NDA submission either formally accepts the NDA submission for substantive review or issues a Refusal to File Letter detailing the deficiencies in the NDA submission that preclude the FDA from undertaking a substantive review.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of STS101 for many reasons, including:

•
the FDA could determine that our STS101 NDA, which we submitted in March 2023, is not sufficiently complete to permit a substantive review and issue a Refusal to File Letter to us or SNBL, the receipt of which would delay approval of STS101 and could adversely affect our ability to complete the Potential Offer and Merger and our ability to receive potential future economic benefits;
•
our inability, or the inability of SNBL, to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that STS101 is safe and effective for the requested indication;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
•
our inability, or the inability of SNBL, to demonstrate that the clinical and other benefits of STS101 outweigh any safety or other perceived risks;
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

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of STS101 and could materially adversely impact our prospects for economic return from the Merger.

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

•
STS101 may become less competitive; and
•
our reputation may suffer.

Any of the foregoing events could prevent STS101 from achieving or maintaining market acceptance, if approved, and adversely affect potential economic returns to us pursuant to the Merger.

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

We cannot assure you that STS101, if approved, will achieve broad market acceptance among physicians and patients. Any failure by STS101, if approved, to achieve market acceptance or commercial success could adversely affect potential economic returns to us pursuant to the Merger.

Even if STS101 obtains regulatory approval, the ability of the party that ultimately commercializes STS101, whether that is SNBL, us or a third party (the Commercializing Party), to market and promote STS101 may be limited by FDA-approved labeling.

The commercial success of STS101 will likely depend in part upon STS101 receiving sufficiently differentiated FDA-approved product labeling, as compared to other products for migraine. The failure to achieve FDA approval of product labeling containing differentiated information could impair its commercial prospects by preventing advertising and promotion of what we believe are the key features of STS101. As a result, this could impair adoption and prescribing by physicians, favorable pricing or adequate coverage, reimbursement levels by third-party payors and the ability of the Commercializing Party to facilitate broad product trial. This would make STS101 less competitive in the market and consequentially may adversely affect potential economic returns to us pursuant to the Merger.

We face significant competition in an environment of rapid technological and scientific change, and STS101, if approved, will face significant competition. The failure of STS101 to effectively compete may prevent STS101, if approved, from achieving significant market penetration. Many competitors in the migraine field have significant resources that may be greater than those of the Commercializing Party and as a result the Commercializing Party may not be able to successfully compete.

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

Our business is entirely dependent on the successful development, regulatory approval and commercialization of STS101, our only product candidate under development. Failure to successfully develop, receive regulatory approval for and commercialize STS101 would adversely affect potential economic returns to us pursuant to the Merger.

We have invested substantially all of our efforts and financial resources in the development of STS101 for the acute treatment of migraine, which has not been approved for sale or commercial use. Currently, STS101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for pre-clinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, in particular our ability to provide future economic benefits to our stockholders pursuant to a potential strategic transaction, will depend entirely on the successful development, regulatory approval and commercialization, by the Commercializing Party, of STS101, which may never occur and which we do not plan to control under the Merger.

As we continue development of STS101 and pursue completion of the Offer and Merger, we will continue to incur significant development expenses, as we seek to advance STS101 toward manufacturing and regulatory approval, and prepare for commercialization of STS101, if approved, by the Commercializing Party. If we are unable to complete the Offer and Merger, we do not plan to advance STS101 through regulatory approval and, given that we do not plan to raise additional funds that would be required to successfully commercialize STS101, we would likely be forced to terminate development of STS101 and pursue other strategic alternatives, such as dissolution and wind-down. Moreover, our clinical development program for STS101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if our STS101 NDA fails to convince the FDA that our clinical trials and the clinical trials of others that we have referenced in our 505(b)(2) NDA demonstrate that STS101 is safe and effective, and therefore STS101 may fail to be commercialized. The challenge of establishing STS101 as being safe and effective may be even more difficult given the failure of STS101 to demonstrate statistically significant effects as compared to placebo on the co-primary endpoints of our EMERGE and SUMMIT trials. Even if approved, STS101 may fail to obtain differentiated product labeling for STS101 as compared to other available products for migraine and, as a result, the commercial prospects for STS101 may be impaired. Any failure to obtain regulatory approval of STS101 would likely have a material and adverse impact on our ability to receive economic returns pursuant to the Merger. Even if STS101 successfully obtains regulatory approvals that permit marketing of the product, its revenue will be dependent, in part, upon the size of the markets in the territories regulatory approvals are granted. If the targeted markets or patient subsets are not as significant as we estimate, sales of STS101 may not generate significant revenues, even if approved, adversely affecting potential economic returns to us pursuant to the Merger.

The commercial success of STS101 may depend on a number of factors, including the following:

•
our ability to complete the Offer and Merger;
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

These factors, many of which are, or will be, beyond our control, could lead to significant delays or an inability to obtain regulatory approvals for or commercialize STS101. Even if regulatory approvals are obtained, the Commercializing Party may never be able to successfully commercialize STS101, adversely affecting potential economic returns to us pursuant to the Merger. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that difficulties or delays are encountered in initiating, enrolling, conducting or completing future STS101 clinical trials.

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

Many STS101 competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than the Commercializing Party may have. If STS101 is successfully approved for marketing, the Commercializing Party will face competition based on many different factors, including the safety and effectiveness of STS101, the ease with which STS101 can be administered and the extent to which patients accept the nasal route of administration, the timing and scope of regulatory approvals for STS101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than STS101. Competitive products may make STS101 obsolete or noncompetitive. Such competitors could also recruit our employees, or the employees of the Commercializing Party, which could negatively impact our ability to realize potential economic returns pursuant to the Merger. For additional information regarding our competition, see "Business—Competition" in our Annual Report on Form 10-K for the year ended December 31, 2022.

We do not intend to independently commercialize STS101 and are seeking to complete the Offer and Merger pursuant to which the Commercializing Party would commercialize STS101, if approved. If such party does not have or is unable to establish sales capabilities on its own or through third parties, it may not be able to effectively market and sell STS101 in the United States and foreign jurisdictions, if approved, or generate product revenue, adversely affecting potential economic returns to us.

We do not intend to independently commercialize STS101 and are seeking to complete the Offer and Merger. In order to commercialize STS101, if approved, in the United States and foreign jurisdictions, the Commercializing Party must have or build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and may not be successful in doing so. If STS101 receives regulatory approval, such party could be required to establish a sales organization in the United States with technical expertise and supporting marketing and distribution capabilities to commercialize it, which will be expensive and time consuming. They may have limited prior experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including the ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of internal sales, marketing and distribution capabilities would adversely impact the commercialization of STS101. Such party may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment their own sales force and distribution systems or in lieu of their own sales force and distribution systems. If such party is unable to enter into such arrangements on acceptable terms or at all, they may not be able to successfully commercialize STS101. If they are not successful in commercializing STS101, either on their own or through arrangements with one or more third parties, they may not be able to generate product revenue and our potential future economic prospects may be adversely affected.

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

In March 2023, we implemented a reduction in force affecting approximately 36% of our workforce in order to preserve cash and maximize the value of STS101 for a potential strategic transaction partner. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from successfully completing the Offer and Merger or from continuing to advance development of STS101 while we pursue such strategic transaction, pursuing, or require us to incur additional and unanticipated costs to hire new personnel.

Further, as requested by Parent, the Company will terminate the employment of each of John Kollins, President and Chief Executive Officer of the Company, and Tom O’Neil, Chief Financial Officer of the Company, effective as of the closing of the Offer and the Merger (and subject to the occurrence of the closing of the Offer and Merger). In addition, in connection to the Merger and in accordance with the Merger Agreement, each of the directors of the Company will resign as directors of the Company, effective as of the closing of the Offer and the Merger (and subject to the occurrence of the closing of the Offer and Merger). If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our ability to timely complete the Offer and Merger may be impaired, and we may be forced to terminate development of STS101, withdraw the NDA and pursue other strategic alternatives, such as dissolution and wind-down.

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

The Offer and Merger may not have a successful outcome, which would materially and adversely affect our potential future economic prospects.

•
In pursuing the completion of the Offer and Merger, we may not be able to timely conclude a transaction on terms that are favorable. Moreover, the transaction may be expensive, complex and time-consuming to negotiate, document and implement and closing could be subject to approvals by our stockholders and governmental authorities, which are not assured, may be abandoned or terminated for numerous reasons at any point in the transaction process prior to closing, which could result in us incurring transaction expenses that cannot be recouped and force us to terminate development of STS101, withdraw our NDA and pursue other strategic alternatives, such as dissolution and wind-down. Furthermore, SNBL may not be successful in its efforts to further develop, obtain regulatory approval for or commercialize STS101, we may never receive any future contingent milestone or royalty payments under such a transaction. Further, the terms of any strategic transaction which we are able to conclude may not be favorable to us.
•
The future success of STS101 will depend heavily on the post-closing efforts and activities of SNBL, in the event we are able to conclude such a transaction. The risks of relying upon SNBL are numerous and may include risks that:
•
they will have significant discretion in determining the efforts and resources that they will apply to the STS101 program;
•
they may elect not pursue development and commercialization of STS101 based on future clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•
they may delay future clinical trials, provide insufficient funding for a future clinical trial program, stop a future clinical trial, abandon a STS101, repeat or conduct new clinical trials or require a new formulation of STS101 for clinical testing;
•
they could independently develop, or develop with third parties, products that compete directly or indirectly with STS101;
•
they may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
their or the Commercializing Party's sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings;
•
disputes may arise between us and SNBL that causes the delay or termination of the development or commercialization of STS101 or that result in costly litigation or arbitration that diverts our management’s attention and resources; and
•
they may be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.

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

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information. We have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant or third party with authorized access. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of STS101 that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

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

Risks Related to Our Common Stock

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

If we fail to adhere to the listing requirements of the Nasdaq Global Market, including maintaining a minimum closing bid price of $1.00 per share, our common stock could be delisted.

Our common stock is listed on the Nasdaq Global Market and as such is subject to various requirements for continued listing under the rules of the Nasdaq Global Stock Market (Listing Rules). On April 11, 2023, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by the Listing Rules. On May 1, 2023, we received a letter from Nasdaq informing us that we regained compliance with the minimum bid price rule. However, there is no assurance that the market price per share of our common stock will continue to remain in excess of the $1.00 minimum bid price as required by Nasdaq.

In addition to adhering to the minimum closing bid price requirement, there are other listing requirements in the Listing Rules we must adhere to. Similar to the closing bid price requirement, we may not be able to satisfy these other rules. If we are unable to comply with these additional listing requirements, our stock could be delisted for such failure. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter, or OTC, market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by employees and partners, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

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

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock or our ability to timely complete the Offer and Merger.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock or our ability to timely complete the Offer and Merger. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it, and there can be no assurance that we can timely complete the Offer and Merger or that the terms of any such transaction will be favorable.

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

c)
Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	9/17/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	9/17/2019	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9/3/2019	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 23, 2019, by and among Satsuma Pharmaceuticals, Inc. and the investors party thereto.	S-1	8/16/2019	4.3

2.1	Agreement and Plan of Merger, dated as of April 16, 2023, by and among Satsuma Pharmaceuticals, Inc., Shin Nippon Biomedical Laboratories, Ltd. and SNBL23 Merger Sub, Inc.	8-K	4/17/2023	2.1

2.2	Tender and Support Agreement, dated as of April 16, 2023, by among Shin Nippon Biomedical Laboratories, Ltd., SNBL23 Merger Sub, Inc. and certain stockholders and directors of the Company	8-K	4/17/2023	2.2

10.1	Form of Contingent Value Rights Agreement to be entered into between Shin Nippon Biomedical Laboratories, Ltd. and American Stock Transfer & Trust Company, LLC.	8-K	4/17/2023	10.1

10.2	Separation Agreement, dated March 31, 2023, by and between Detlef Albrecht and Satsuma Pharmaceuticals, Inc.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Satsuma Pharmaceuticals, Inc.

Date: May 11, 2023	By:	/s/ John Kollins
Name: John Kollins
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Tom O’Neil
Name: Tom O’Neil
Title: Chief Financial Officer (Principal Financial and Accounting Officer)